Form 10-Q
period 1996-03-31
AFFILIATED NEWSPAPERS INVESTMENTS INC
filed 1996-05-20
CIK 918943

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the transition period from_______to_______

                        Commission File Number _________

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                        76-0425553
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

              1560 Broadway

            Denver, Colorado                                       80202
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (303) 837-0886

                                 Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether a registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X  No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of May 14, 1996:

             Class B Common Stock:                          173,576
             Class D Common Stock:                          664,450
             Class G Common Stock:                        1,476,090
             Class N Common Stock:                              230

                INDEX TO AFFILIATED NEWSPAPERS INVESTMENTS, INC.

            REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

   Item No.                                                                                               Page
   --------                                                                                               ----

                         PART I - FINANCIAL INFORMATION

        1         Financial Statements                                                                      3

        2         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                     3

                           PART II - OTHER INFORMATION

        1         Legal Proceedings                                                                         3

        2         Changes in Securities                                                                     3

        3         Defaults Upon Senior Securities                                                           3

        4         Submissions of Matters to a Vote of Security Holders                                      3

        5         Other Information                                                                         4

        6         Exhibits and Reports on Form 8-K                                                          4

                                     PART I
- --------------------------------------------------------------------------------



ITEM 1.  FINANCIAL STATEMENTS

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information at page 5 of this Form 10-Q.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information at page 5 of this Form 10-Q.

                                     PART II
- --------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.

ITEM 2.  CHANGES IN SECURITIES

There were no changes in the rights of security holders during the quarter for which this report is filed.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter for which this report is filed.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
- --------
  27          Financial Data Schedule

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES
- --------------------------------------------------------------------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AFFILIATED NEWSPAPERS INVESTMENTS, INC.

Dated: May 14, 1996          By:  /s/ Joseph J. Lodovic, IV
      --------------              -------------------------
                                      Joseph J. Lodovic, IV
                                      Executive Vice President,
                                      Chief Financial Officer,
                                      and Duly Authorized Officer of Registrant

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES

                         Index to Financial Information

                                                                                                             PAGE
                                                                                                             ----

Item 1.  Financial Statements:
             Condensed Consolidated Balance Sheets....................................................         6
             Unaudited Condensed Consolidated Statements of Operations................................         8
             Unaudited Condensed Consolidated Statements of Cash Flows................................         9
             Notes to Unaudited Condensed Consolidated Financial Statements...........................        10

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................................................        16

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)
                                                                             March 31,              June 30,
                               ASSETS                                          1996                   1995
                                                                       -------------------     --------------------
                                                                                      (In thousands)

CURRENT ASSETS
  Cash and cash equivalents.........................................   $              1,685    $             17,283
  Accounts receivable, less allowance for doubtful accounts
    of $2,066 and $1,931 at March 31, 1996 and
    June 30, 1995, respectively.....................................                 27,067                  23,781
  Inventories of newsprint and supplies.............................                  6,641                   5,238
  Prepaid expenses and other assets.................................                  6,239                   3,926
                                                                       --------------------    --------------------
     Total Current Assets...........................................                 41,632                  50,228

PROPERTY, PLANT AND EQUIPMENT
  Land..............................................................                  5,296                   4,519
  Buildings and improvements........................................                 34,189                  25,212
  Machinery and equipment...........................................                 90,634                  74,086
                                                                       --------------------    --------------------
     Total Property, Plant and Equipment............................                130,119                 103,817
  Less accumulated depreciation and amortization....................                (52,238)                (46,096)
                                                                       --------------------    --------------------
     Net Property, Plant and Equipment..............................                 77,881                  57,721

OTHER ASSETS
  Investment in Denver Newspapers, Inc. (Note 2)....................                  3,898                   2,285
  Investment in partnership.........................................                  6,122                   5,759
  Subscriber accounts, less accumulated amortization of
    $54,790 and $48,990 at March 31, 1996 and
    June 30, 1995, respectively.....................................                 47,143                  43,943
  Excess of cost over fair value of net assets acquired,
    less accumulated amortization of $21,387 and $19,255
    at March 31, 1996 and June 30, 1995, respectively...............                101,613                  87,979
  Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $19,011
    and $18,553 at March 31, 1996 and June 30, 1995,
    respectively ...................................................                  4,704                   2,488
  Other.............................................................                  3,244                   2,523
                                                                       --------------------    --------------------
     Total Other Assets.............................................                166,724                 144,977
                                                                       --------------------    --------------------
 TOTAL ASSETS.......................................................   $            286,237    $            252,926
                                                                       ====================    ====================




      See notes to unaudited condensed consolidated financial statements.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)
                                                                              March 31,             June 30,
              LIABILITIES AND SHAREHOLDERS' DEFICIT                            1996                   1995
                                                                         -------------             ---------
                                                                           (In thousands, except per share data)
CURRENT LIABILITIES
  Trade accounts payable ...........................................   $              6,482    $              6,882
  Accrued liabilities...............................................                 13,407                  16,672
  Unearned income...................................................                  7,375                   5,863
  Income taxes .....................................................                    578                     408
  Current portion of long-term debt and capital lease
    obligations ....................................................                 21,266                   5,672
                                                                       --------------------    --------------------
      Total Current Liabilities.....................................                 49,108                  35,497

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS ......................................................                350,074                 318,770

OTHER LIABILITIES...................................................                  8,898                   4,596

DEFERRED INCOME TAXES...............................................                 14,098                  14,648

SHAREHOLDERS' DEFICIT
  Common stock, par value $.01 per share; authorized
    shares--4,628,692; 2,314,346 shares issued
    and outstanding.................................................                     23                      23
  Additional paid-in capital........................................                  3,611                   3,611
  Deficit...........................................................               (139,575)               (124,219)
                                                                       --------------------    --------------------
      Total Shareholders' Deficit...................................               (135,941)               (120,585)
                                                                       --------------------    --------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.........................   $            286,237    $            252,926
                                                                       ====================    ====================





       See notes to unaudited condensed consolidated financial statements.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Three Months                     Nine Months
                                                                             Ended March 31,                  Ended March 31,
                                                                   --------------------------------    ----------------------------
                                                                        1996               1995            1996           1995
                                                                   --------------------------------    ----------------------------
                                                                                   (In thousands, except per share data)
OPERATING REVENUES..............................................   $       57,911    $       51,245    $     180,937    $   156,042

COST AND EXPENSES
  Cost of sales.................................................           24,494            19,835           73,211         58,040
  Selling, general, and administrative..........................           25,189            22,921           75,292         67,057
  Depreciation and amortization.................................            5,226             4,685           15,180         14,202
  Interest expense..............................................           10,696             9,789           31,350         28,829
  Other, (net)..................................................            1,065               503            2,869          1,165
                                                                   --------------    ---------------   -------------    -----------
    TOTAL COST AND EXPENSES.....................................           66,670            57,733          197,902        169,293

GAIN ON SALE OF NEWSPAPER PROPERTY..............................               --                --               --          4,153
GAIN ON SALE OF STOCK IN UNCONSOLIDATED
  SUBSIDIARY (Note 2)...........................................               --                --               --            996
INCOME IN UNCONSOLIDATED SUBSIDIARY
  (Note 2)......................................................               19               620            1,613           5,391
                                                                   --------------    --------------    -------------    ------------


LOSS BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE OF UNCONSOLIDATED SUBSIDIARY...........................           (8,740)           (5,868)         (15,352)        (2,711)

INCOME TAX BENEFIT (EXPENSE)....................................              (46)              (93)              (4)            25
                                                                   --------------    --------------    -------------    -----------

LOSS BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE OF
  UNCONSOLIDATED SUBSIDIARY.....................................           (8,786)           (5,961)         (15,356)        (2,686)


CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE OF UNCONSOLIDATED SUBSIDIARY...........................              --                 --              --          (2,856)
                                                                   --------------    ---------------   -------------    -----------

NET LOSS........................................................   $       (8,786)   $       (5,961)   $     (15,356)   $    (5,542)
                                                                   ==============    ==============    =============    ===========

EARNINGS PER COMMON SHARE:
Net loss before cumulative effect of accounting
  change of unconsolidated subsidiary...........................   $        (3.80)   $        (2.57)   $       (6.63)   $     (1.16)
Cumulative effect of accounting change of unconsolidated
  subsidiary....................................................             --                 --               --           (1.23)
                                                                   --------------    --------------    -------------    -----------
Net loss........................................................   $        (3.80)   $        (2.57)   $       (6.63)   $     (2.39)
                                                                   ==============    ==============    =============    ===========

Weighted average number of share outstanding....................        2,314,346         2,314,346        2,314,346      2,314,346
                                                                   ==============    ==============    =============    ===========



       See notes to unaudited condensed consolidated financial statements.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Nine Months Ended March 31,
                                                                                --------------------------------------------
                                                                                        1996                    1995
                                                                                --------------------    --------------------
                                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss...................................................................   $            (15,356)   $             (5,542)
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
   Depreciation and amortization.............................................                 14,533                  13,684
   (Gain) on sale of newspaper property and other assets.....................                    (69)                 (4,135)
   Provision for losses on accounts receivable...............................                  1,882                   1,900
   Amortization of debt discount.............................................                 11,872                  10,807
   Debt issuance cost........................................................                  1,092                      --
   Undistributed earnings in equity investments..............................                 (1,977)                 (3,358)
   Deferred income tax benefit...............................................                   (549)                   (742)
   Change in operating assets and liabilities, net of current assets
    and liabilities acquired or sold........................................                 (12,102)                   (257)
                                                                                --------------------    --------------------
     NET CASH FLOWS FROM OPERATING ACTIVITIES................................                   (674)                 12,357

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of newspaper property and other assets...............................                     69                  14,492
   Purchase of newspaper properties..........................................                (33,215)                 (9,309)
   Purchase of machinery and equipment.......................................                 (4,470)                 (2,659)
                                                                                --------------------    --------------------
     NET CASH FLOWS FROM INVESTING ACTIVITIES................................                (37,616)                  2,524

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt................................................                 36,300                      --
   Debt issuance cost........................................................                 (1,092)                     --
   Reduction of long-term debt...............................................                 (8,869)                (11,657)
   Reduction of non-operating liabilities....................................                 (3,647)                   (316)
                                                                                --------------------    --------------------
     NET CASH FLOWS FROM FINANCING ACTIVITIES................................                 22,692                 (11,973)
                                                                                --------------------    --------------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS................................................................                (15,598)                  2,908
CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD.......................................................................                 17,284                   8,895
                                                                                --------------------    --------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................   $              1,686    $             11,803
                                                                                ====================    ====================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid..............................................................   $             25,749    $             18,682
                                                                                ====================    ====================
  Income taxes paid..........................................................   $                383    $                755
                                                                                ====================    ====================


       See notes to unaudited condensed consolidated financial statements.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in Affiliated Newspapers Investments, Inc. ("ANI") Annual Report on Form 10-K for the year ended June 30, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996.

    The unaudited condensed consolidated financial statements include the accounts of Affiliated Newspapers Investments, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. ANI accounts for its investment in Denver Newspapers, Inc. ("Denver Newspapers") using the equity method of accounting (See Note 2).

Sale of Stock by an Unconsolidated Subsidiary

    The sale of newly issued shares of common stock by Denver Newspapers, an unconsolidated subsidiary of the Company, is reflected as a gain in the consolidated statements of operations as a result of the selling price per share of common stock being in excess of the Company's carrying value per share of its investment in the unconsolidated subsidiary, on a fully diluted basis.

Income Taxes

    The effective income tax rate varies from the federal statutory rate primarily because of the nondeductibility of certain expenses.

Seasonality

    Newspaper companies tend to follow a distinct and recurring seasonal pattern, with higher advertising revenues in months containing significant events or holidays. Accordingly, the fourth calendar quarter, or the Company's second fiscal quarter, is the Company's strongest revenue quarter of the year. Due to generally poor weather and a lack of holidays, the first calendar quarter, or the Company's third fiscal quarter, is the Company's weakest revenue quarter of the year.

Business Acquisitions

    On August 31, 1995, Garden State completed the acquisition of substantially all the assets used in the publication of the Berkshire Eagle, the Brattleboro Reformer and the Bennington Banner, daily newspapers published in Pittsfield, Massachusetts; Brattleboro, Vermont; and Bennington, Vermont, respectively, and the Manchester Journal, a weekly newspaper published in Manchester, Vermont (collectively referred to as "New England Newspapers"). The purchase price consisted of $1.1 million in cash, the assumption of $20.5 million of long-term debt and approximately $2.7 million for a covenant not to compete payable to the prior owners. In addition, Garden State assumed a working capital deficit of approximately $1.5 million and an underfunded pension plan liability and other obligations, valued at approximately $8.3 million.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS--CONTINUED

    On March 10, 1996, Garden State acquired substantially all the assets used in the publication of the San Mateo Times, a daily newspaper, and six weekly newspapers published in San Mateo County, California, for approximately $15.0 million, which includes approximately $4.3 million for covenants not to compete payable to prior owners and the assumption of the newspaper's subscription obligations of approximately $0.7 million. San Mateo is located approximately 12 miles from the Company's Alameda Newspaper Group, headquartered in Hayward, California. In addition, the Company purchased accounts receivable and inventories for approximately $1.4 million.

    The New England Newspapers and the San Mateo acquisitions were accounted for as purchases; accordingly, the consolidated financial statements include the operations of the acquired newspapers from September 1, 1995 and March 10, 1996, respectively. The assets acquired and the liabilities assumed have been recorded at their estimated fair market values at the date of acquisition. These fair market values are based on management's estimates and are subject to change upon the final allocation of purchase price.

NOTE 2:  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Basis of Accounting

    Prior to September 28, 1994, when Media General exercised its warrant to acquire a 40 percent interest in Denver Newspapers, the Company owned all of Denver Newspapers' common stock. As was the case prior to the exercise of the warrant, the Company accounts for its investment in Denver Newspapers using the equity method due to the Company's inability to control the Denver Newspapers' board of directors because of a shareholder agreement which gives Media General 50 percent representation on the board of directors.

    Prior to the exercise of the Denver Newspapers warrant by Media General, the Company recorded 100 percent of the net income applicable to common stock of Denver Newspapers. As a result of Media General exercising its warrant, the Company reduced its equity pick-up of Denver Newspapers' net income applicable to common stock from 100 percent to 60 percent effective with the second quarter of fiscal 1995. In addition, upon Media General exercising its Denver Newspapers warrant, Denver Newspapers issued 40 new shares of Class A common stock for $1,000 per share, resulting in a gain of approximately $1.0 million from the sale of common stock of an unconsolidated subsidiary, which was recorded during the quarter ended December 31, 1994. The Company has not provided for deferred taxes on the gain on sale of common stock or on the undistributed earnings of Denver Newspapers due to the Company's recognition of operating loss carryforwards for financial reporting purposes as offsets to deferred tax liabilities. Such operating loss carryforwards are expected to be realized prior to the expiration of the loss carryforwards.

    The Company's investment in Denver Newspapers at March 31, 1996 was less than the book value of the underlying 60 percent of common equity in Denver Newspapers as a result of the gain of approximately $1.0 million on the sale of the 40 percent interest in Denver Newspapers not being sufficient to fully offset the Denver Newspapers' losses previously recorded at 100 percent prior to Media General's exercise of its warrant. Medial General also owns 100 percent of Denver Newspapers' preferred stock, which accretes dividends at the rate of $675,000 per quarter.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES

NOTE 2:  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY--CONTINUED

    The following are summarized statements of operations of Denver Newspapers for the three and nine-month periods ended March 31, 1996 and 1995 (in thousands):

Summarized Statements of Operations

                                                Three Months Ended              Nine Months Ended
                                                      March 31,                      March 31,
                                             -------------------------       -------------------------
                                               1996            1995            1996            1995
                                             ---------       ---------       ---------       ---------
Total Revenues .......................       $  42,872       $  37,715       $ 131,027       $ 117,700
                                             =========       =========       =========       =========

Cost of Sales ........................       $  26,137       $  20,003       $  77,177       $  58,094
                                             =========       =========       =========       =========

Net income before cumulative effect of
  accounting change ..................       $     707       $   1,707       $   4,714       $   9,630

Cumulative effect of accounting change            --              --              --            (2,856)
                                             ---------       ---------       ---------       ---------

Net income ...........................       $     707       $   1,707       $   4,714       $   6,774
                                             =========       =========       =========       =========





                 Certain 1995 amounts have been reclassified to conform with current presentation.

NOTE 3: COMBINED SUMMARIZED FINANCIAL INFORMATION OF AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND DENVER NEWSPAPERS, INC.

    The combined summarized statements of operations include the accounts of ANI and Denver Newspapers. The companies have common ownership, management and each have the same fiscal year end. All significant intercompany balances and transactions have been eliminated. The summarized combined financial information has been presented to supplement the presentation contained in the consolidated financial statements of ANI. ANI has a significant economic interest in Denver Newspapers and may in the future be at least partially dependent upon dividends from Denver Newspapers to service its debt obligations.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES

NOTE 3: COMBINED SUMMARIZED FINANCIAL INFORMATION OF AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND DENVER NEWSPAPERS, INC.--CONTINUED

Summarized Combined Statements of Operations (in thousands)

                                                   Three Months Ended                      Nine Months Ended
                                                        March 31,                               March 31,
                                             --------------------------------        ----------------------------
                                                 1996                1995               1996              1995
                                             ------------        ------------        -----------        ---------
Revenues .............................       $    100,693        $     88,960        $   311,964        $ 273,742
                                             ============        ============        ===========        =========

Cost of Sales ........................       $     50,631        $     39,767        $   150,388        $ 115,902
                                             ============        ============        ===========        =========

Gain on sale of newspaper property ...       $       --          $       --          $      --          $   4,153
                                             ============        ============        ===========        =========

Minority Interest ....................       $        (13)       $       (412)       $    (1,076)       $  (2,214)
                                             ============        ============        ===========        =========

Gain on sale of Denver Newspapers
  common stock .......................       $       --          $       --          $      --          $     996
                                             ============        ============        ===========        =========

Net income before cumulative effect
 of accounting change ................       $     (8,111)       $     (5,286)       $   (13,331)       $    (661)

Cumulative effect of accounting change
 of Denver Newspapers ................       $       --          $       --          $      --          $  (2,856)
                                             ------------        ------------        -----------        ---------

Net income (loss) ....................       $     (8,111)       $     (5,286)       $   (13,331)       $  (3,517)
                                             ============        ============        ===========        =========

Net income (loss) applicable to
 common stock ........................       $     (8,786)       $     (5,961)       $   (15,356)       $  (5,542)
                                             ============        ============        ===========        =========


Certain 1995 amounts have been reclassified to conform with current presentation.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES

NOTE 4:  SUBSEQUENT EVENTS

Acquisitions and Dispositions

    On May 1, 1996, Garden State sold the common stock of The Johnstown Tribune Publishing Company, which publishes The Tribune-Democrat, to American Publishing
(1991), Inc. in exchange for approximately $32.6 million in cash and substantially all the assets used in the publication of the following daily and weekly newspapers:

==========================================================================================================================
          Newspaper Location                        Daily Publication                       Weekly Publication
==========================================================================================================================
Bridgeton, New Jersey                    Bridgeton  Evening  News                 None
- --------------------------------------------------------------------------------------------------------------------------
Fort Morgan, Colorado                    Fort  Morgan  Times                      Morgan  Times  Review(a)
- --------------------------------------------------------------------------------------------------------------------------
Sterling, Colorado                       Journal-Advocate                         J. A.  Shopper(a)
- --------------------------------------------------------------------------------------------------------------------------
Lamar, Colorado                          Lamar  Daily  News                       Tri-State  Trader(a)
- --------------------------------------------------------------------------------------------------------------------------
Millville, New Jersey                    Millville  News                          Millville  Shopper  News(a)
- --------------------------------------------------------------------------------------------------------------------------
Sidney, Nebraska                         Sidney  Telegraph                        High  Plains  Shopping  Guide(a)
- --------------------------------------------------------------------------------------------------------------------------
North Adams, Massachusetts               The  Transcript                          The  Transcript  Spotlight(a)
- --------------------------------------------------------------------------------------------------------------------------
Akron, Colorado                          None                                     Akron  News  Reporter(b)
- --------------------------------------------------------------------------------------------------------------------------
Brush, Colorado                          None                                     Brush  News-Tribune(b)
- --------------------------------------------------------------------------------------------------------------------------
Julesburg, Colorado                      None                                     Julesburg  Advocate(b)
==========================================================================================================================

(a) Free Weekly Distribution
(b) Paid Weekly Distribution

    In connection with the above newspaper acquisitions, Garden State assumed non-compete and other long-term obligations with a discounted value of approximately $1.0 million. In addition, Garden State purchased net working capital for approximately $1.1 million. As a result of the exchange, Garden State currently estimates that it will recognize a pre-tax gain of approximately $8.0 million in its fourth fiscal quarter.

    Immediately after the purchase of the above described newspapers, Garden State contributed all of the newly acquired assets and liabilities of the Sidney, Nebraska and the Akron, Brush, Fort Morgan, Julesburg, Lamar and Sterling, Colorado, daily and weekly newspapers to a newly formed corporation, Eastern Colorado Publishing Company ("Eastern Colorado"). The common stock of Eastern Colorado was then sold to The Denver Post Corporation, a 60% owned subsidiary of Affiliated Newspapers Investments, Inc., for approximately $15.6 million, including the assumption of $0.2 million of discounted non-compete payments and other long-term obligations associated with the newspapers acquired. No gain or loss was realized on the sale of Eastern Colorado common stock. The sales price of Eastern Colorado was deemed to be fair based on an independent appraisal of the transaction.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES

NOTE 4:  SUBSEQUENT EVENTS--CONTINUED

    Combined operating revenues for the nine months ended March 31, 1996 for the San Mateo Times, Bridgeton Evening News and The Transcript were $17.6 million. The Johnstown Tribune-Democrat had operating revenues of $13.4 million for the nine months ended March 31, 1996. On a pro forma basis, after giving effect to the acquisition and disposition transactions and excluding the San Mateo Times operating revenue already included in the operating results, operating revenues for the nine months ended March 31, 1996, would have increased $3.4 million had these transactions all occurred on July 1, 1995.

    Proceeds from the sale of The Johnstown Tribune Publishing Company and Eastern Colorado were used to prepay certain amounts on revolving credit agreements, a bank term loan, and the Company's Senior Secured Notes. Prepayments on the revolving credit agreements may be reborrowed subject to future reductions in the revolving commitments.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

OPERATING RESULTS

Three Months Ended March 31, 1996 and 1995

Revenues

    Revenues increased $6.7 million or 13.0% in the third quarter of fiscal year 1996 as compared to the same quarter of fiscal year 1995. The increase in revenue was primarily attributable to the August 31, 1995 acquisition of the Berkshire Eagle, the Brattleboro Reformer and the Bennington Banner, daily newspapers distributed in Pittsfield, Massachusetts; Brattleboro and Bennington, Vermont, respectively, and the March 10, 1996 acquisition of the San Mateo Times, a daily newspaper distributed in San Mateo, California, collectively referred to as the "New England Newspapers" and "San Mateo" acquisitions. These acquisitions contributed revenues of $6.7 million in the third quarter of fiscal 1996. Excluding the newspaper operations described above, all the Company's remaining newspapers combined posted flat operating revenues in the third quarter of fiscal 1996 compared to the same quarter of fiscal year 1995.

Cost of Sales

    Cost of sales increased $4.7 million or 23.5% in the third quarter of fiscal 1996 compared to the same quarter of fiscal 1995. Approximately $2.8 million of the increase was attributable to the New England Newspapers and San Mateo acquisitions. Excluding acquisition transactions, cost of sales increased approximately $1.9 million or 9.5%. The increase in cost of sales at existing newspapers was entirely the result of increased newsprint cost associated with a 40% increase in the average price per ton of newsprint for the third quarter of fiscal 1996 compared to the same quarter of fiscal 1995. However, the newsprint price increase was partially offset by a 5,400 ton or 28% decrease in usage at the Company's existing newspapers, associated with the Company's ongoing efforts to conserve newsprint. Excluding newsprint, cost of sales at existing newspapers decreased $0.2 million in the third quarter of fiscal 1996 compared to the same quarter in fiscal 1995.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expenses increased $2.2 million or 9.8% in the third quarter of fiscal 1996 compared to the same quarter of fiscal 1995. The New England Newspapers and San Mateo acquisitions resulted in SG&A expense increases of approximately $2.6 million. Excluding the acquisition transactions, SG&A expense decreased $0.4 million. The decrease in SG&A expense at existing newspapers was primarily the result of the Company's continuing efforts to control its operating expenses.

Other Expense

    Other expense, net, increased $0.6 million, of which $0.3 million was the result of certain start-up costs incurred in conjunction with the combination and integration of the San Mateo Times operations with those of the Alameda Newspaper Group.

Denver Newspapers - unconsolidated subsidiary

    Net income applicable to common stock of Denver Newspapers decreased $1.0 million in the third quarter of fiscal 1996 compared to the same period in fiscal 1995. The decrease in income was primarily the result of a 43.0% increase in the average cost of newsprint for the third quarter of fiscal 1996 compared to the same quarter in fiscal 1995, which was only partially offset by the 13.7% growth in revenue in the third quarter.

Net Income

    ANI recorded a loss of approximately $8.8 million in the third quarter of fiscal 1996 compared to a third quarter of fiscal 1995 net loss of $6.0 million. The increase in the loss was primarily attributable to a $1.0 million decrease in income from Denver Newspapers, increases in interest and depreciation and amortization of approximately $1.0 million primarily attributable to the acquisitions described above, and certain start-up costs associated with combining the San Mateo Times operations with the Alameda Newspapers Group.

Nine Months Ended March 31, 1996 and 1995

Revenues

    Revenues increased $24.9 million or 16.0% in the first nine months of fiscal year 1996 as compared to the same nine-month period of fiscal year 1995. The increase in revenue was primarily attributable to the November 18, 1994 acquisition of The Gloucester County Times and Today's Sunbeam, daily newspapers distributed in Woodbury and Salem, New Jersey, respectively, and the New England Newspapers and San Mateo acquisitions. Combined, the acquisitions discussed above accounted for a $20.7 million increase in revenues in the first nine months of fiscal 1996. These revenue increases were partially offset by a $0.5 million decline in revenue resulting from the sale of the Bristol Press on August 1, 1994. Excluding the newspaper operations described above, the Company's remaining newspaper operations posted a combined increase in revenues of approximately $4.7 million or 3.0%, with revenue growth at the individual newspapers ranging from 1.0% to 8.8% for the first nine months of fiscal year 1996 compared to the same nine-month period of fiscal year 1995. Adjusting for the one time impact of a newspaper strike in San Francisco, the Company's revenue, on a same newspaper basis, would have grown approximately 3.4% for the first nine months of fiscal 1996. The newspaper strike in San Francisco resulted in advertising expenditures being decreased in the San Francisco market and advertising expenditures being increased in certain surrounding markets, which benefitted revenues of Alameda Newspaper Group in November and December, 1994.

Cost of Sales

    Cost of sales increased $15.2 million or 26.1% in the first nine months of fiscal 1996 compared to the same nine-month period of fiscal 1995. Approximately $8.0 million of the increase was attributable to the aforementioned acquisitions. However, this increase was offset in part by a $0.2 million decrease in cost of sales resulting from the sale of the Bristol Press. Excluding acquisition and disposition transactions, cost of sales increased approximately $7.4 million or 12.8%. The increase in cost of sales at existing newspapers was entirely the result of increased newsprint cost associated with a 46% increase in the average price per ton of newsprint for the first nine months of fiscal 1996 compared to the same nine-month period of fiscal 1995. However, the newsprint price increase was partially offset by a 7,500 ton or 15.0% decrease in usage at the Company's existing newspapers associated with the Company's efforts to conserve newsprint. Excluding newsprint, cost of sales on a same newspaper basis decreased $0.3 million in the first nine months of fiscal 1996 compared to the same nine-month period of fiscal 1995.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expenses increased $8.2 million or 12.2% in the first nine months of fiscal 1996 compared to the same nine-month period of fiscal 1995. The aforementioned acquisitions resulted in SG&A expense increases of $8.2 million; however, this was in part offset by a $0.3 million reduction in SG&A expense associated with the sale of the Bristol Press. Excluding the acquisition and disposition transactions, SG&A expense increased $0.3 million. The small increase in SG&A expense at the Company's existing newspapers was the result of the Company's continuing efforts to control its operating expenses.

Other Expense

    Other expense, net, increased $1.7 million as a result of writing off approximately $1.1 million of fees and other costs associated with the Company's new term loan and revolving credit facility entered into on August 31, 1995, which was used to refinance debt assumed in the aforementioned August 31, 1995 acquisitions. Other expense also increased $0.3 million as a result of certain start-up costs incurred in conjunction with the combination and integration of the San Mateo Times operations with those of Alameda Newspaper Group.

Denver Newspapers - unconsolidated subsidiary

    Net income applicable to common stock of Denver Newspapers, before the cumulative effect of accounting change, decreased $4.9 million in the first nine months of fiscal 1996 compared to the same period in fiscal 1995. The decrease in income was primarily the result of a 50.4% increase in the average cost of newsprint for the first nine months of fiscal 1996 compared to the same nine-month period in fiscal 1995, which was only partially offset by the 11.3% growth in revenue in the most recent nine-month period. The Company's share of Denver Newspapers' net income applicable to common stock also declined as a result of Media General exercising their common stock warrant and acquiring a 40% interest in Denver Newspapers effective the second quarter of fiscal 1995. As a result, for the nine-month period ended March 31, 1996, the Company recorded 60% of Denver Newspapers' net income applicable to common stock compared to 100%, 60% and 60% for the first, second and third quarters of fiscal 1995, respectively.

    Effective July 1, 1994, Denver Newspapers adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers Accounting for Post Retirement Benefits Other Than Pensions." As a result, Denver Newspapers recorded a cumulative effect of an accounting change of approximately $2.9 million net of taxes in the first quarter of fiscal 1995. Prior to the adoption of SFAS 106, the cost and expenses of the plan were recognized as paid.

Net Income

    ANI recorded a loss of approximately $15.5 million in the first nine months of fiscal 1996; however, after excluding the write-off of fees and other costs associated with the newly issued term loan and revolving credit facility and San Mateo Times start-up costs, ANI would have recorded an adjusted loss of $14.1 million compared to the first nine months of fiscal 1995 adjusted loss of $7.8 million after adjusting the loss to exclude the fiscal 1995 gain on sale of the Bristol Press of $4.2 million, the cumulative effect of accounting change of $2.9 million and the gain on sale of common stock by Denver Newspapers. The increase in the adjusted loss was primarily attributable to a $7.3 million decrease in the equity pick-up of income of Denver Newspapers before cumulative effect of the accounting change and increased interest expense and depreciation and amortization primarily associated with the acquisitions discussed above. These reductions in income were partially offset by a $1.5 million increase in operating revenues in excess of increases in cost of sales and SG&A expenses at Garden State. Net income comparisons to prior year were negatively impacted as a result of the estimated one time positive impact of $0.3 million in the Company's second quarter of fiscal 1995 resulting from the San Francisco newspaper strike previously discussed.

FINANCIAL CONDITION AND LIQUIDITY

    Net cash flows from operating activities were approximately $(0.7) million and $12.3 million for the nine months ended March 31, 1996 and 1995, respectively. The decrease in cash flow from operating activities was primarily the result of changes in the operating assets and liabilities of $(12.4) million, $5.6 million of which related to the timing of interest payments. In addition, inventories were higher as a result of higher newsprint prices and tons on hand, which was exacerbated by lower newsprint payables due to tightened credit terms.

    Net cash flows from investing activities were $(37.6) million and $2.5 million for the nine months ended March 31, 1996 and 1995, respectively. The $(40.1) million decrease was a result of the Company receiving a net $5.5 million in proceeds from acquisition and disposition transactions in fiscal 1995 as compared to expenditures of $33.2 million related to the acquisition of the New England Newspapers and San Mateo acquisitions in fiscal 1996. The Company also increased capital spending by $1.8 million, primarily associated with the previously announced Alameda Newspaper Group press project and press modifications associated with web width reductions.

    Net cash flows from financing activities were $22.7 million and $(12.0) million for the nine months ended March 31, 1996 and 1995, respectively. The increase of $34.7 million was primarily attributable to the Company borrowing $36.3 million in fiscal 1996 associated with the previously discussed acquisitions.

    On May 10, 1996, Garden State and its subsidiary, NJN Investments, Inc., had a combined $43.2 million available for borrowings under revolving credit facilities, excluding approximately $5.2 million in letters of credit outstanding. Approximately $21.3 million of the unused NJN Investments, Inc. revolving credit facility will expire on April 30, 1997, if it is not reborrowed for acquisition purposes. Commitments under the revolving credit facilities will also continue to reduce in accordance with the terms previously disclosed in the June 30, 1995 Form 10-K.

Denver Newspapers - unconsolidated subsidiary

    Denver Newspapers is well capitalized and currently produces cash flows significantly in excess of its capital expenditure and debt service requirements; accordingly, management does not anticipate making any additional capital contributions to Denver Newspapers. At May 1, 1996, Denver Newspapers had $0.9 million available under its revolving credit facility, excluding $1.6 million in outstanding letters of credit. In addition, at March 31, 1996, Denver Newspapers had working capital of approximately $6.4 million.

    Denver Newspapers' revolving credit facility and shareholder agreement prohibit the payment of common stock dividends to ANI until the revolving credit facility and the 9% preferred stock have been repaid in full. Denver Newspapers' revolving credit facility expires July 1, 1999. Denver Newspapers' preferred stock is mandatorily redeemable on the earlier of (a) June 30, 1999; (b) the date on which such redemption is permissible under Denver Newspapers' credit agreement; (c) the date on which Denver Newspapers ceases to own directly at least 51% of all the outstanding capital stock of The Denver Post Corporation; or (d) the date on which Denver Newspapers, directly or indirectly, causes or permits The Denver Post Corporation to dispose of substantially all of the assets of The Denver Post Corporation.

NEAR TERM OUTLOOK

    The steady increase in newsprint prices over the last two years has finally abated, and the Company is beginning to experience some decline in newsprint prices. Management believes that newsprint prices will continue to soften; however, the extent of future price declines is currently unknown. High newsprint prices will continue to negatively affect the Company's earnings into the Company's fourth fiscal quarter, as it depletes its higher priced inventories. The Company expects newsprint price comparisons to remain negative through the first quarter of fiscal 1997, with probable favorable comparisons thereafter based on current prices.

    In conjunction with the Company's efforts to cut costs, it has embarked on, among other things, a project to reduce web widths to 50 inches at its newspapers. This project is being accomplished on a methodical, newspaper-by-newspaper basis after thorough market research. Nine of Garden State's newspapers have been converted through March 31, 1996. Virtually all of Garden State's newspapers are expected to be converted by fiscal year-end. Once all of the Company's newspapers are converted to the 50-inch web width, newsprint consumption will be permanently reduced 7.5% to 9%. Denver Newspapers is also currently evaluating a conversion to 50-inch web widths, which would result in approximately $5.0 million of annual savings based on today's newsprint prices.

    Based upon current operations, management believes that the Company will have sufficient cash to pay interest when due on outstanding indebtedness and that cash flow from operations, together with the Garden State credit facility and other resources available to the Company, will be adequate to fund scheduled payments of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months.

    The purchase of Garden State's Class A common stock and the Series A and C preferred stock by ANI in May, 1994, was financed with debt issued by ANI. The repayment of ANI's debt, which does not have scheduled interest payments until January 1, 2000, is in part dependent upon Garden State's and/or Denver Newspapers' ability to pay dividends to ANI. Garden State's and Denver Newspapers' debt agreements prohibit the payment of dividends to ANI prior to June 30, 1999.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION                          PAGE
- ------                         -------------------                          ----

 27                          FINANCIAL DATA SCHEDULE