Form 10-K405
period 1996-06-30
AFFILIATED NEWSPAPERS INVESTMENTS INC
filed 1996-09-26
CIK 918943

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ----------
                                  FORM 10-K

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 30, 1996
                                       OR

         /  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number ______

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                            76-0425553
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

1560 Broadway, Denver, Colorado                     80202
(Address of principal executive offices)         (Zip Code)

      Registrant's telephone number, including area code:  (303) 837-0886

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

 Class of Voting Stock and Number of Shares         Market Value Held
Held by Non-affiliates at September 13, 1996        by Non-affiliates
- --------------------------------------------        -----------------
     Class B             173,576 shares                Unavailable

    The following shares of Common Stock are outstanding at September 13, 1996

                    Class                                 Number of Shares
            --------------------                          ----------------
            Class B Common Stock                               173,576
            Class D Common Stock                               664,450
            Class G Common Stock                             1,476,090
            Class N Common Stock                                   230

Documents Incorporated by Reference:  NONE

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Affiliated Newspapers Investments, Inc. (the "Company" or "ANI"), is one of the largest privately controlled newspaper publishing companies in the United States. The newspapers currently owned by the Company have combined daily and Sunday paid circulation of approximately 865,000 and 957,000, respectively, at March 31, 1996. Garden State Newspapers, Inc. ("Garden State"), a wholly owned subsidiary of ANI, owns all the Company's market dominant suburban newspapers. Garden State, founded in March 1985 by William Dean Singleton and Richard B. Scudder, currently owns and operates 18 market dominant daily and 41 weekly newspapers in eight states (including suburban markets in close proximity to the San Francisco Bay area, New York City, and Washington, D.C.). In general, Garden State's newspapers are positioned in markets with limited or no direct competition for local newspaper advertising, and management believes the Company's markets, taken as a whole, have above average population and sales growth potential. Denver Newspapers, Inc. ("Denver Newspapers"), a 60% owned subsidiary, operates ANI's only major metropolitan newspaper, The Denver Post, located in Denver, Colorado. Denver Newspapers also currently owns 3 daily and 6 weekly newspapers published in Colorado.

    The operating results of ANI are the same as the operating results of Garden State, except for ANI's income in Denver Newspapers and ANI's separate administrative and debt expenses, since ANI historically has had no operations of its own other than its investment in Garden State Newspapers, its only consolidated subsidiary. ANI accounts for its investment in Denver Newspapers using the equity method of accounting.

    The Company has grown by emphasizing internal growth at each of its newspapers and by making strategic acquisitions in markets with above average growth potential and/or which cluster well with existing markets. Historically, management has been able to achieve revenue and operating profit growth due to its emphasis on strategic acquisitions, effective marketing programs, operating efficiencies through investment in new technology and cost controls.
Management believes that the Company's newspapers are positioned to achieve further internal growth and to benefit from future economic growth in the markets in which they operate.

    Management has periodically and may continue to divest newspaper properties at times when management believes the value of such newspapers has been maximized. Management believes it has received premium values from its dispositions to date. Proceeds from dispositions have been generally used to acquire additional newspapers and/or to reduce outstanding indebtedness.

    Most suburban and small city daily newspapers, such as the newspapers owned by the Company, have leading or sole positions in the geographic areas they serve. Few cities in the United States contain more than one primary daily newspaper, the majority of which are in major metropolitan markets. Additionally, start-ups of new daily newspapers in suburban markets with a pre-existing local newspaper are rare. Suburban newspapers address the specific need of the community by publishing a broad spectrum of local news, as well as advertiser-specific editions, which television, because of its broader geographic coverage, is unwilling or unable to provide. Thus, in many communities the local newspaper provides a combination of social and economic services in a way in which only it can provide, making it attractive for both consumers and advertisers.

    Sizeable weekly newspapers are generally found in and around metropolitan areas rather than in smaller towns and cities. Suburban weeklies, such as the weekly newspapers operated by North Jersey Newspaper Company, a subsidiary of Garden State, have several advantages over metropolitan dailies, including a lower cost structure, the ability to publish only on their most profitable days (i.e., one midweek and one weekend day), the ability to more effectively exploit zoned advertising and the ability to avoid expensive investments in wire services and syndicated feature material. Zoned advertising permits small merchants, individual classified and other advertisers to advertise solely in their own local areas at a cost lower than that of a full-run metropolitan daily newspaper. Thus, the typical suburban weekly newspaper has a broader advertiser base and does not rely to the same degree as a metropolitan daily on major retailers for advertising revenues.

INDUSTRY BACKGROUND

    Newspaper publishing is the oldest and largest segment of the media industry. Due to a focus on local news, newspapers remain the dominant medium for local advertising and in 1995 accounted for more than 40% of all local media advertising expenditures. In addition, in calendar year 1995 U.S. newspaper advertising expenditures reached an all time high of approximately $36.0 billion. Additionally, newspapers continue to be the best medium for retail advertising which emphasizes the price of goods, in contrast to television which is generally used for image advertising.

    Newspaper advertising revenues are cyclical and are generally affected by changes in national and regional economic conditions. Classified advertising, which makes up approximately one-third of newspaper advertising revenues, is the most sensitive to economic improvements or slowdowns as it is affected by the demand for employment, real estate transactions and automotive sales.

DENVER NEWSPAPER, INC. WARRANT EXERCISE

    Effective the second quarter of fiscal year 1995, Media General exercised its warrant to acquire a 40% interest in Denver Newspapers for $40,000 and received 40 shares of newly issued Class A common stock of Denver Newspapers. As a result of Media General exercising its warrant, ANI reduced its equity pick-up of Denver Newspapers from 100 percent to 60 percent effective the second quarter of fiscal 1995.

RECENT ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS:

    In conjunction with the sale of the Johnstown Tribune Publishing Company (discussed below), the Company acquired substantially all the assets used in the publication of The Transcript and The Evening News, daily newspapers published in North Adams, Massachusetts, and Bridgeton, New Jersey, respectively.

    On March 10, 1996, Garden State acquired substantially all the assets used in the publication of the San Mateo Times, a daily newspaper, and five weekly newspapers published in San Mateo County, California, for approximately $15.0 million, including discounted obligations to the seller of approximately $4.3 million and the assumption of newspaper subscription obligations of approximately $0.7 million. San Mateo is located approximately 12 miles from the Company's Alameda Newspaper Group, headquartered in Hayward, California.

    On August 31, 1995, the Company acquired, for approximately $34.6 million, substantially all of the assets used in the publication of The Berkshire Eagle, the Brattleboro Reformer and the Bennington Banner, daily newspapers published in Pittsfield, Massachusetts; Brattleboro, Vermont; and Bennington, Vermont, respectively, and The Manchester Journal, a weekly newspaper published in Manchester, Vermont.

    In February, 1995, a subsidiary of the Company purchased substantially all the assets used in the publication of five weekly newspapers located in northern New Jersey for approximately $0.5 million.

    On November 18, 1994, a subsidiary of the Company acquired from an affiliate substantially all the assets used in the publication of The Gloucester County Times and Today's Sunbeam, daily newspapers distributed in Woodbury and Salem, New Jersey, respectively, for $9.0 million in cash and the assumption of subordinated debt with the assumption of subordinated debt with a discounted value of $1.9 million which is due to certain shareholders of ANI.

    On May 31, 1994, NJN Investments, Inc. ("NJNI"), a subsidiary of the Company, purchased the assets used in the publication of The Express-Times, a daily newspaper published in Easton, Pennsylvania, and five weekly publications distributed in the same area, for approximately $16.7 million. The purchase price included an obligation to pay, over a three year period, a discounted value of approximately $1.7 million with a covenant not to compete for a period of five years following the close of the transaction.

DISPOSITIONS:

    On May 1, 1996, the Company sold the common stock of the Johnstown Tribune Publishing Company, which publishes The Tribune-Democrat and two weekly newspapers distributed in and around Johnstown, Pennsylvania, for $32.6 million in cash and the assets of 7 daily newspapers and 9 weekly newspapers valued at $18 million. The sale of the Johnstown Tribune Publishing Company resulted in a pre-tax gain of approximately $8.3 million. Immediately upon completion of the transaction, 4 of the daily and 7 of the weekly newspapers acquired were sold for $15.7 million to The Denver Post Corporation, an affiliate of the Company. No gain or loss was recognized on the sale to The Denver Post Corporation.

    On August 1, 1994, the Company sold substantially all the assets used in the publication of the Bristol Press and three weekly newspapers located in Bristol, Connecticut, and a covenant not to compete for $14.5 million in cash. The sale resulted in a pre-tax gain of approximately $4.2 million.

    On June 27, 1994, a subsidiary of the Company ceased publication of the Ypsilanti Press, a daily newspaper located in Ypsilanti, Michigan, and sold the newspaper's circulation list to a third party for $9.0 million in cash. The sale resulted in a fiscal year 1994 pre-tax gain of approximately $6.5 million, which is net of assets written down to estimated net realizable value and closing expenses.

OPERATING STRATEGY

    The Company's strategy is to increase revenues and cash flows through geographic clustering; targeted marketing programs; local news leadership; high quality editorial content and presentation; cost control; and strategic technological investments, as described below:

    GEOGRAPHIC CLUSTERING. Management has assembled a group of newspapers which, through clustering of operations and joint venture arrangements with other newspapers in contiguous markets, are able to realize operating efficiencies and economic synergies. These synergies include, but are not limited to, the sharing of management, accounting and production functions. Additionally, clustering enables management to maximize revenues through the cross-selling of advertising among contiguous newspaper markets. As a result of this strategy, management believes that the Company's newspapers are able to obtain higher operating margins than they would otherwise be able to achieve on a stand alone basis.

    TARGETED MARKETING PROGRAMS. Through a strong local presence and active community relations, the Company is able to develop programs to maximize its advertising revenues. The Company utilizes research, demographic studies and zoning (marketing directed to a particular sub-segment of a local area) to develop its marketing programs and meet the unique needs of specific advertisers.

    LOCAL NEWS LEADERSHIP. The Company's newspapers generally have the largest local news gathering resources in their markets. Through emphasizing local news, the Company's newspapers generally are able to generate reader loyalty and create franchise value. Because the Company's provision of local news is a unique product in its markets, its newspapers satisfy the demands of both its readers and advertisers.

    HIGH QUALITY EDITORIAL CONTENT AND PRESENTATION. The Company's newspapers are committed to editorial excellence, providing the proper mix of local and national news to effectively serve the needs of their local markets. In addition, the Company's newspapers are generally produced on modern offset presses and are designed to attract readers through attractive layouts and color enhancements.

    COST CONTROL. Each of the Company's newspapers emphasizes cost control with a special focus on managing staffing requirements. At newspapers with collective bargaining units, management strives to enter into long-term agreements with moderate annual increases. In addition, the Company further controls labor costs through investments in state-of-the-art production equipment. Each of the Company's newspapers benefits from discounted newsprint costs through its relationship with MediaNews Group, Inc. ("MNG", see MediaNews Group, Inc.'s Management of Newspaper Operations) and its buying power. The Company's newspapers buy newsprint from several suppliers, under arrangements covering MNG affiliates, resulting in what management believes are some of the most favorable newsprint prices in the industry. Through MNG, the Company seeks to enter into newsprint purchasing arrangements with its suppliers which delay the adverse effect of newsprint price increases and provide the highest available quantity discounts.

    STRATEGIC TECHNOLOGICAL INVESTMENTS. In the past MNG has tested the electronic delivery of news and advertising to consumers through a site at The Denver Post, and at the Alameda Newspaper Group. During fiscal 1996 the Company initiated several new online projects including: 1) a subscriber based electronic bulletin board (http://www.smctimes.com) at The Alameda Newspaper Group, consisting of local news and information; 2) participation (currently under negotiation) with New Jersey Online (http://www.nj.com), a New Jersey based full service web site containing local news, restaurant information and other local information, as well as advertising; 3) The Denver Post is a member of Career Path, a top 25 market online employment classified system. In addition, The Denver Post has a web site (http://www.denverpost.com) containing some local news and special interest information. While not all of the Company's newspapers currently publish online versions, the majority of the Company's newspapers currently have the capability to deliver electronic versions of all or portions of the newspaper to consumers. However, the majority of the consumers in the Company's markets continue to demand newspapers in print form, and management does not anticipate any change in such demand in the foreseeable future. The Company plans to continue exploring the latest technologies and to make economically viable investments so that it is able to respond to the demands of its advertisers and subscribers on a timely basis should their needs change in the future. By being the leading, and in certain instances the sole, provider of local news in most of its markets, management believes that its established franchises should enable the Company to respond to and benefit from any changes in the manner in which information is delivered in the future.

MEDIANEWS GROUP, INC.'S MANAGEMENT OF NEWSPAPER OPERATIONS

    MNG provides certain corporate services to the Company and its subsidiaries and other newspaper companies controlled by Messrs. Singleton and Scudder, which provide the Company the economic efficiencies of sharing corporate overhead with other newspaper companies. Garden State and Denver Newspapers have engaged MNG to operate and manage their business affairs and newspapers under the terms of a management agreement. MNG, which is owned entirely by Messrs. Singleton and Scudder, allocates its expenses as management fees to each affiliate based upon the amount of time and resources devoted to each affiliate. Management fees are based upon MNG's actual expenses, and MNG earns only a nominal profit.

    Services provided by MNG to Garden State and Denver Newspapers include accounting, tax, merger and acquisition, newsprint purchasing, human resource and labor relations, debt administration, budget and operating plan review, cash management and some retail advertising billing services. A significant portion of MNG's time and resources is devoted to the affairs of Garden State and Denver Newspapers.

    MNG's commitment to editorial quality is an integral part of its overall management strategy. While MNG does not maintain any centralized editorial control over the newspapers it manages, MNG does attempt to maintain high standards for local news coverage by utilizing its extensive contacts, trade reputation and opportunities for career advancement throughout the Company and its affiliates to attract and retain talented editorial personnel.

GARDEN STATE NEWSPAPER PROPERTIES

    ALAMEDA NEWSPAPER GROUP. The Alameda Newspaper Group is located in Alameda County, approximately 20 miles east of San Francisco, California, and publishes six daily newspapers. The Alameda Newspaper Group consists of The Oakland Tribune, The Daily Review, Tri-Valley Herald, The Argus, Alameda Times-Star and San Mateo Times. All the newspapers except the San Mateo Times also publish a Sunday newspaper. These newspapers cover the city of Oakland and the five affluent suburban markets located immediately south, southeast and southwest of Oakland in Alameda County and San Mateo County. The Alameda Newspaper Group also publishes The South San Francisco Enterprise Journal, San Bruno Herald, Milbrae Record Progress, Daly City Record/Brisbane Bee, Times Weekend and The Coastside Chronicle on Saturday. The Alameda Newspaper Group had total daily and Sunday paid circulation of approximately 234,000 and 190,000, respectively, as of March 31, 1996.

    YORK. York Newspaper Company, a partnership owned 57.5% by York Newspaper, Inc. ("YNI"), a wholly owned subsidiary of Garden State, publishes The York Dispatch, The York Sunday News and The York Daily Record in York, Pennsylvania, approximately 30 miles south of Harrisburg, Pennsylvania. These newspapers are published under the terms of a joint operating agreement ("JOA"). Under the terms of the JOA, all operations, other than news and editorial, are controlled by the partnership. YNI maintains its own editorial staff and produces the editorial content of both The York Dispatch and the York Sunday News.

    The York Newspaper Company also publishes the Weekly Record, a broadsheet-formatted shopper, each Tuesday. The York Newspaper Company had a daily and Sunday paid circulation of approximately 83,000 and 93,000, respectively, as of March 31, 1996.

    NORTH JERSEY NEWSPAPERS COMPANY. North Jersey Newspapers Company is located in Passaic, New Jersey, approximately 15 miles west of New York City, and publishes a morning daily newspaper, The North Jersey Herald & News, seven days a week, and 18 weekly newspapers. The North Jersey Herald & News had a daily and Sunday paid circulation of approximately 53,000 and 43,000, respectively, as of March 31, 1996. The weeklies, most of which are free distribution publications in Bergen, Warren and Passaic Counties, have a midweek and weekend distribution of approximately 500,000 and 70,000, respectively, as of March 31, 1996.

    EASTON. The Express-Times is located in Easton, Pennsylvania, approximately 60 miles south of Philadelphia, Pennsylvania, and publishes a morning newspaper seven days a week. The Express-Times also publishes four weekly newspapers, The Bethlehem Star, The Free Press and The Community Forum, which are distributed in the area surrounding Easton, Pennsylvania. The Express-Times had total daily and Sunday paid circulation of approximately 50,000 and 48,000, respectively, as of March 31, 1996.

    PITTSFIELD. The Berkshire Eagle is located in Pittsfield, Massachusetts, approximately 30 miles southeast of Albany, New York, and publishes a morning newspaper seven days a week. The Berkshire Eagle also publishes a weekly newspaper, The Shopper, a broadsheet shopper circulated free to non-subscribers in Berkshire County. The Berkshire Eagle had total daily and Sunday paid circulation of approximately 30,000 and 35,000, respectively, as of March 31, 1996.

    WOODBRIDGE. The Potomac News is located in Woodbridge, Virginia, approximately 35 miles south of Washington, D.C., and publishes a daily newspaper. The Potomac News also publishes two weekly newspapers each Thursday and Friday: the Stafford County Sun and The Market Place. The Potomac News had total daily and Sunday paid circulation of approximately 30,000 and 31,000, respectively, as of March 31, 1996.

    WOODBURY. The Gloucester County Times is located in Woodbury, New Jersey, approximately 15 miles south of Philadelphia, Pennsylvania, and publishes a morning newspaper seven days a week. The Gloucester County Times also publishes The Advertiser, a weekly shopper. The Gloucester County Times had total daily and Sunday paid circulation of approximately 29,000 as of March 31, 1996.

    LAS CRUCES. The Las Cruces Sun-News is located in Las Cruces, New Mexico, approximately 45 miles north of El Paso, Texas, and publishes a morning newspaper seven days a week. The Las Cruces Sun-News also publishes the Vos del Valle, a weekly Spanish language newspaper, and The Shopping Times, a free weekly shopper. The Las Cruces Sun-News had total daily and Sunday paid circulation of approximately 29,000 as of March 31, 1996.

    BRATTLEBORO. The Brattleboro Reformer is located in Brattleboro, Vermont, approximately 65 miles east of Albany, New York, and publishes a morning newspaper six days a week (Monday through Saturday). The Brattleboro Reformer had daily circulation of approximately 11,000 as of March 31, 1996.

    SALEM. Today's Sunbeam is located in Salem, New Jersey, approximately 35 miles south of Philadelphia, Pennsylvania, and publishes a morning paper seven days a week. Today's Sunbeam had total daily and Sunday circulation of approximately 10,000 as of March 31, 1996.

    BRIDGETON. The Evening News is located in Bridgeton, New Jersey, approximately 40 miles south of Philadelphia, Pennsylvania, and publishes an evening newspaper six days a week. The Evening News had daily circulation of approximately3 10,000 as of March 31, 1996.

    NORTH ADAMS. The Transcript is located in North Adams, Massachusetts, approximately 30 miles east of Albany, New York, and publishes an evening newspaper six days a week. The Transcript had daily circulation of 8,400 at March 31, 1996.

    BENNINGTON. The Bennington Banner is located in Bennington, Vermont, approximately 35 miles east of Albany, New York, and publishes a morning newspaper six days a week (Monday through Saturday). The Bennington Banner also publishes the Manchester Journal, a paid weekly newspaper distributed on Wednesdays in Manchester, Vermont, and The Bennington Shopper, a free weekly shopper. The Bennington Banner had daily circulation of approximately 7,800 as of March 31, 1996.

    GRAHAM. The Graham Leader is located in Graham, Texas, approximately 90 miles northwest of Fort Worth, Texas. The Graham Leader is a biweekly newspaper with a total paid circulation of approximately 4,700 as of March 31, 1996. The Graham Leader also publishes the Lake Country Sun and the Lake Country Shopper each Thursday. In addition, the Jacksboro Gazette-News and The Jack County Herald are weekly newspapers published each Monday and Thursday, respectively.

DENVER NEWSPAPERS -- UNCONSOLIDATED SUBSIDIARY

    THE DENVER POST. The Denver Post had daily and Sunday paid circulation of approximately 316,000 and 456,000, respectively, as of March 31, 1996. The Denver Post is a traditional broadsheet-formatted newspaper. Management believes that The Denver Post is one of the most respected newspapers in its region, serving as the preferred choice for printed news. Management also believes that The Denver Post's editorial quality and content, as well as its broadsheet format, provide it with a competitive advantage which has contributed to The Denver Post being more successful than its primary competitor at attracting newspaper readers moving into the

Denver metropolitan area. As of March 31, 1996, The Denver Post had daily and Sunday circulation market share of approximately 49.0% and 51.0%, respectively. The Denver Post gained the Sunday circulation lead in the third quarter of fiscal 1995. In addition, The Denver Post's advertising market share averaged approximately 52.0% in fiscal 1996.

    EASTERN COLORADO PUBLISHING COMPANY. Eastern Colorado publishes the Fort Morgan Times, the Journal-Advocate and the Lamar Daily News, daily newspapers published in Fort Morgan, Sterling and Lamar, Colorado, with combined daily circulation of approximately 13,300 as of March 31, 1996. Each of these daily newspapers also publishes a weekly newspaper which includes the Morgan Times Review, J. A. Shopper and the Tri-State. These weekly newspapers are distributed free in and around each of the daily newspaper's geographic markets. Eastern Colorado also publishes the Akron News Reporter, Brush News-Tribune and Julesburg Advocate, paid weekly newspapers distributed in Akron, Brush and Julesburg, Colorado.

ADVERTISING AND CIRCULATION REVENUE

    Advertising revenues are the largest component of a newspaper's revenues followed by circulation revenues. Advertising rates in a given market are based upon market size, circulation, readership, demographic makeup of the market and the availability of alternative advertising media in the marketplace. While Circulation revenue is not as significant as advertising revenue, circulation trends can impact the decisions of advertisers and advertising rates.

    Advertising revenue includes RETAIL (local and national department stores, specialty shops and other retailers), NATIONAL (national advertising accounts), and CLASSIFIED advertising (employment, automotive, real estate and personals). The contributions of Retail, National, Classified and Circulation revenues to total revenues for fiscal years 1996, 1995 and 1994 were as follows:


                                             Fiscal years ended June 30,
                                          --------------------------------
                                           1996          1995         1994
                                          ------         ----         ----
 Retail  . . . . . . . . . . . . . . .      44%            47%         49%
 National  . . . . . . . . . . . . . .       3              3           3
 Classified  . . . . . . . . . . . . .      34             34          33
 Circulation . . . . . . . . . . . . .      16             14          14
 Other . . . . . . . . . . . . . . . .       3              2           1
                                          -----          -----       -----
                                           100%           100%        100%
                                          =====          =====       =====

NEWSPRINT

    Newsprint represents one of the largest costs of producing a newspaper.
The Company's newspapers buy newsprint from several suppliers under arrangements covering MNG affiliates, resulting in what management believes are some of the most favorable newsprint prices in the industry. In fiscal years 1996, 1995 and 1994, the Company's subsidiaries consumed approximately 62,400, 61,600 and 56,700 tons of newsprint, respectively, and during the same periods incurred newsprint expense of approximately $42.5 million, $30.5 million and $24.9 million, respectively. Newsprint expense as a percentage of revenue for fiscal year 1996, 1995 and 1994 was 18.5%, 14.3% and 13.4%, respectively. Newsprint expense varied between years because of fluctuations in prices and consumption. Newsprint expense as a percentage of revenue increased in fiscal 1996 over fiscal 1995, primarily because of an increase of approximately 37.6% in the average cost per ton of newsprint consumed at all the Company's newspapers combined. The increase between 1995 and 1994 was due to an increase of approximately 12.8% in the average cost per ton of newsprint.

    As a result of the tightening newsprint supplies, caused by a world-wide increase in demand, the Company's average cost of newsprint increased significantly throughout fiscal 1995 and 1996, peaking in the fourth quarter of fiscal 1996. High inventories at most newspapers, as well as at newsprint mills, resulted in price discounts starting with May, 1996, shipments. Discounts have accelerated over the last few months as inventories have yet to come down appreciably. Management expects that newsprint prices will continue to soften and then stabilize in fiscal year 1997. In fact, newsprint transaction prices in September, 1996, are down approximately 25% off their peak.

    To help offset fiscal 1996 newsprint price increases, the Company initiated a project to convert its presses to 50" web widths which, based on peak fiscal 1996 newsprint prices, would provide permanent annual savings of approximately $4.2 million. The conversion to the 50" web widths started in October, 1995, at North Jersey Newspapers and will be completed at all the Company's newspapers by the end of calendar year 1996. The annual expense savings result in a payback of capital invested in an average of less than six months, based on peak newsprint prices. In markets where the Company has completed its web width reduction, subscriber and advertiser feedback has been positive.

EMPLOYEE RELATIONS

    Garden State and Denver Newspapers combined employ approximately 3,400 full-time and 1,600 part-time employees. Approximately 1,600 full-time and part-time employees at subsidiaries are covered by collective bargaining agreements, of which approximately 1,300 of these employees are union employees at The Denver Post. Currently, The Denver Post has a five-year agreement with the Guild, which expires December 31, 1997. There are five additional collective bargaining units at The Denver Post, of which four have contracts that expired prior to September 1, 1996. These four union contracts are currently being negotiated and The Denver Post believes they will be able to negotiate long-term favorable contracts and avoid any strikes or work slowdowns. Approximately 250 full-time and part-time employees are covered by collective bargaining agreements at subsidiaries of Garden State. There has never been a strike or work stoppage against any of the Company's newspapers during the Company's ownership, and the Company believes that its relations with its employees are generally good.

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

COMPETITION

    General

    Each of the Company's newspapers competes to varying degrees with magazines, radio, television and cable television, as well as with some weekly publications and other advertising media, for advertising and circulation revenue. Competition for newspaper advertising is largely based upon circulation, price and the content of the newspaper. A newspaper's coverage of the market, generally determined by household penetration, is of significant importance to advertisers and directly affects a newspaper's share of total advertising revenues in the market. Management believes, however, that advertisers generally regard newspaper advertising as the most effective method of advertising promotions and pricing as compared to television, which is generally used to advertise image.

    Garden State

    Garden State's suburban and small city daily newspapers are the dominant news and information source, with strong name recognition in their market and no direct competition from similar daily newspapers published in their markets. As with most small daily newspapers, however, some circulation competition exists from larger daily newspapers which are usually published in nearby metropolitan areas. Management believes larger daily newspapers with circulation in Garden State's newspaper markets generally do not compete in any meaningful way for local advertising revenues, a newspaper's main source of revenues. Garden State's daily newspapers capture the largest share of local advertising as a result of their direct coverage of the market. Free weekly newspapers generally depend solely upon advertising revenue and the distribution of preprinted advertising circulars.

    Denver Newspapers

    The Denver Post competes with the Rocky Mountain News, which is owned by The E. W. Scripps Company. Competition for newspaper advertising in Denver is largely based upon circulation demographics, price and the content of the newspaper. The competition experienced by the Eastern Colorado newspapers is similar to that of Garden State, as previously discussed.

ITEM 2.  PROPERTY

    Garden State's production facilities are, in most cases, complete newspaper and office facilities. The principal operating facilities owned by Garden State are located in Hayward, San Mateo and Union City, California; Passaic, Butler, Westwood, Paramus, Bridgeton and Woodbury, New Jersey; Easton and York, Pennsylvania; Pittsfield and North Adams, Massachusetts; Las Cruces, New Mexico; Woodbridge, Virginia; Bennington and Brattleboro, Vermont; and Graham, Texas. Facilities located in Oakland and Pleasanton, California, are operated under long-term leases. The principal operating facilities of Denver Newspapers are located in Denver, Fort Morgan, Lamar and Sterling, Colorado. Denver Newspapers also leases certain facilities in Denver, Colorado.

    The Company's management believes that all of its properties are generally well maintained, in good condition and suitable for current operations. All of the Company's equipment is adequately insured.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in a number of legal proceedings which have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

REGULATION AND ENVIRONMENTAL MATTERS

    Substantially all of the Company's facilities are subject to federal, state and local laws concerning, among other things, emissions to the air, water discharges, handling and disposal of wastes or otherwise relating to protection of the environment. Compliance with these laws has not had, and management does not expect it to have, a material effect upon the capital expenditures, net income or competitive position of the Company. Environmental laws and regulations and their interpretation, however, have changed rapidly in recent years and may continue to do so in the future. Environmental Assessment Reports of the Company's properties have identified historic activities on certain of these properties, as well as current and historic uses of properties in surrounding areas, which may affect the Company's properties and require further study or remedial measures.

    No material studies or remedial measures are currently anticipated or planned by the Company or required by regulatory authorities with respect to the Company's properties. However, no assurance can be given that existing Environmental Assessment Reports reveal all environmental liabilities, that any prior owner of the Company's properties did not create a material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist as to any such property.

    Subsidiaries of the Company which deliver newspapers by second-class mail are required to obtain permits from, and to file an annual statement of ownership with, the United States Postal Service.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.



                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Class B common stock has no established trading market and is not widely held. As of September 13, 1996, there were 11 holders of record of the Company's Class B common stock.

     The Company's Class D, G and N common stock is not registered; therefore, no public market exists for these classes of common stock. On September 13, 1996, the Class D, G and N common stock had 4, 6, and 6 holders of record, respectively.

     ANI has never paid cash dividends on its common stock and does not intend to pay any cash dividends on its common stock in the foreseeable future. The Company's long-term debt contains covenants which, among other things, restrict the payment of dividends by ANI to its stockholders. In addition, as a holding company, ANI's ability to pay cash dividends will be dependent on the receipt of dividends or other payments from its subsidiaries. Certain debt agreements of subsidiaries maturing prior to July 1, 1999 prohibit such subsidiaries from paying dividends to ANI. Other debt agreements of the subsidiaries restrict the subsidiaries from paying dividends to ANI prior to July 1, 1999, and then only to the extent the Company achieves certain cash flow levels.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                FISCAL YEARS ENDED JUNE 30,
                                          ----------------------------------------------------------------
                                             1996            1995          1994         1993       1992
                                          ---------       ---------     ---------    ---------  ----------
                                                             (In thousands, except per share data)
 INCOME STATEMENT DATA(a):

 Revenues
    Advertising . . . . . . . . . . . .    $ 197,954      $ 179,268    $ 159,653     $148,237    $ 138,623
    Circulation . . . . . . . . . . . .       39,930         30,517       25,198       25,642       24,843
    Other   . . . . . . . . . . . . . .        7,546          3,260        1,792        1,931        2,668
                                           ---------      ---------    ---------     --------    ---------
 Total Revenues . . . . . . . . . . . .      245,430        213,045      186,643      175,810      166,134

 Cost of Sales  . . . . . . . . . . . .       98,469         79,098       68,531       63,930       61,966
 Selling, General and Administrative. .      100,290         88,889       79,217       76,864       76,284
 Management Fees  . . . . . . . . . . .        2,008          1,666        1,552        1,402        1,647
 Depreciation and Amortization. . . . .       21,841         18,709       19,900       21,094       22,716
 Interest Expense . . . . . . . . . . .       41,932         38,611       25,982       24,064       27,033

 Income (Loss) in Unconsolidated
   Subsidiary . . . . . . . . . . . . .        2,541          5,748        8,646      (15,051)      (5,951)

 Income (Loss) Before Income Taxes,
    Cumulative Effect of Accounting
 Change and Extraordinary gain. . . . .      (12,789)        (5,436)     (13,260)     (28,845)       2,408
 Net Income (Loss). . . . . . . . . . .      (10,932)        (8,293)     (10,749)      32,593        2,620

 Earnings Per Share . . . . . . . . . .    $   (4.72)     $   (3.58)   $   (7.54)    $  12.30    $   (1.71)

 OTHER FINANCIAL DATA:
 Capital Expenditures . . . . . . . . .    $   8,079      $   4,284    $   3,380     $  6,564    $   1,255
 Cash Flow from:
   Operating Activities . . . . . . . .        8,658         22,876        7,039        4,971      (10,689)
   Investing Activities . . . . . . . .        6,900          1,255      (15,840)     (12,734)      61,388
   Financing Activities . . . . . . . .      (28,226)       (15,742)       9,305        7,841      (52,870)
 EBITDA(b)  . . . . . . . . . . . . . .       44,663         43,392       37,343       33,614       26,237

 BALANCE SHEET DATA:
 Total Assets . . . . . . . . . . . . .    $ 245,665      $ 252,926    $ 251,158     $278,283    $ 228,323
 Long-Term Debt (Excluding Current
    Portion)  . . . . . . . . . . . . .      314,510        318,770      313,573      225,369      210,551
 Other Long-Term Liabilities and
    Obligations . . . . . . . . . . . .        7,728          4,596        3,534      109,607      103,633
 Total Shareholders' Deficit  . . . . .     (131,517)      (120,585)    (112,292)     (99,637)    (125,958)

- ---------------------------------
(footnotes on the following page)

(a) Revenues and operating expenses are affected by the following acquisition and disposition transactions:

    (i) In December, 1991, the Company sold The Herald-Republic, a daily newspaper published in Yakima, Washington, resulting in a pre-tax gain of approximately $33.8 million in fiscal 1992. This newspaper contributed revenues of $7.3 million in fiscal 1992 prior to its disposition.

    (ii) In January 1992, the Company closed The Daily Journal, a daily newspaper published in Elizabeth, New Jersey, resulting in a pre-tax charge of $3.9 million in fiscal 1992 related to various closing costs and asset write-downs. This newspaper contributed revenues of $2.6 million in fiscal 1992 prior to its closure.

    (iii) In November, 1992, the Company acquired the circulation list and the rights to the name of The Oakland Tribune. Concurrently, the former owner ceased its publication of The Oakland Tribune, and the Company began publishing its own version of The Oakland Tribune, using the existing facilities and resources of the Alameda Newspaper Group. The Oakland Tribune, in its current form, has substantial editorial and advertising overlap with other publications of the Alameda Newspaper Group and, thus, is not run as a stand-alone newspaper. Accordingly, The Oakland Tribune currently has no separate financial statements, and as it was not acquired as a going concern, no meaningful financial results exist for periods prior to the date the Company began its publication.

    (iv) On May 31, 1994 the Company purchased the assets of The Express-Times, which contributed $1.5 million to fiscal 1994 revenues of the Company.

    (v) In June 1994, the Company closed the Ypsilanti Press, a daily newspaper published in Ypsilanti, Michigan, and sold its circulation list for $9.0 million. The sale resulted in a pre-tax gain of approximately $6.5 million. This newspaper contributed $4.1 million of revenues in fiscal 1994 prior to its disposition.

    (vi) On August 1, 1994, the Company sold substantially all the assets used in the publication of the Bristol Press and three weekly newspapers distributed in and around Bristol, Connecticut for $14.5 million. The sale resulted in a pre-tax gain of approximately $4.2 million. This newspaper contributed $6.2 million of revenue in fiscal 1994 and $0.5 million of revenue prior to its sale in fiscal 1995.

    (vii) On November 18, 1994 the Company acquired substantially all the assets used in the publication of The Gloucester County Times and Today's Sunbeam, daily newspapers located in Woodbury and Salem, New Jersey, respectively, for $10.9 million. These newspapers contributed $8.4 million of revenues to the Company in fiscal 1995.

    (viii) On August 31, 1995, the Company acquired substantially all the assets used in the publication of The Berkshire Eagle, Bennington Banner and Brattleboro Reformer, daily newspapers published in Pittsfield, Massachusetts; Bennington and Brattleboro, Vermont, respectively, for approximately $34.6 million. These newspapers contributed $21.6 million of revenues in fiscal year 1996.

    (ix) In March, 1996, the Company acquired substantially all the assets used in the publication of the San Mateo Times, a daily newspaper, and five weekly newspapers published in San Mateo County, California, for approximately $15.0 million. This newspaper contributed $4.0 million of revenue to the Company in fiscal 1996.

    (x) On May 1, 1996, the Company sold the common stock of the Johnstown Tribune Publishing Company which publishes The Tribune-Democrat and two weekly newspapers distributed in and around Johnstown, Pennsylvania, for $50.6 million. The sale resulted in a pre-tax gain of approximately $8.3 million. This newspaper contributed $14.9 million of revenues in fiscal 1996 prior to its sale and $17.4 million in fiscal 1995. In conjunction with the sale, the Company also acquired the assets used in the publication of The Transcript and The Evening News, daily newspapers published in North Adams, Massachusetts, and Bridgeton, New Jersey, respectively. These newspapers contributed $1.2 million of revenue in fiscal year 1996.

(b) EBITDA represents total revenues less cost of sales, selling, general and administrative expense and management fees charged by MNG. Although EBITDA is not a measure of performance calculated in accordance with GAAP, the Company believes that EBITDA is an indicator and measurement of its leverage capacity and debt service ability. EBITDA should not be considered as a measure of profitability, liquidity or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the Company's consolidated financial statements or any other GAAP measure as an indicator of the Company's performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Company's consolidated financial statements. ANI is a holding company and has no newspaper operations or sources of income of its own. ANI's newspapers are operated through Garden State's indirect subsidiaries and its unconsolidated subsidiary, Denver Newspapers.

OVERVIEW

    The Company's Garden State subsidiary is in the business of owning and operating market dominant daily and weekly suburban newspapers. Denver Newspapers operates the Company's only major metropolitan newspaper, The Denver Post. The Company's newspapers derive their revenues primarily from advertising and circulation. The Company's primary operating expenses (before depreciation and amortization) are employee salaries, newsprint, marketing and distribution.

    Since its inception in 1985, the Company has made leveraged acquisitions.
A majority of the value of the assets acquired was allocated to intangible assets, principally subscriber accounts and goodwill, which management believes are generally the most valuable assets of a newspaper. As a result of the amortization expense associated with these intangible assets, as well as the interest expense associated with acquisition indebtedness and preferred stock dividends, the Company has accumulated a significant deficit since its inception. Historical losses were compounded by a special charge in fiscal 1991 to write-down the value of certain intangible assets. Management anticipated losses in its initial years of operation and believes such losses are not reflective of the Company's financial condition. In addition, while the Company has operated at a loss in prior years, the Company has a proven ability to increase the value of its newspaper assets as demonstrated through the disposition of 13 newspaper properties for an aggregate realized pre-tax gain of $114.5 million.

    Since July 1, 1993, the Company has completed several strategic transactions that have affected its financial condition and results of operations, as follows:

Fiscal 1996 Transactions

    On May 1, 1996, a subsidiary of the Company sold the common stock of the Johnstown Tribune Publishing Company which publishes The Tribune Democrat and two weekly newspapers located in Johnstown, Pennsylvania. The sale resulted in a pre-tax gain of approximately $8.3 million in fiscal 1996. The Tribune Democrat and two weekly newspapers contributed combined revenues of $14.9 million and $17.4 million in fiscal years ended June 30, 1996 and 1995, respectively. In conjunction with the sale, the Company also acquired the assets used in the publication of The Transcript and The Evening News, daily newspapers published in North Adams, Massachusetts, and Bridgeton, New Jersey, respectively. The Transcript and The Evening News contributed approximately $0.5 million and $0.7 million of revenue in fiscal year 1996, respectively.

    In March, 1996, a subsidiary of the Company acquired substantially all the assets used in the publication of the San Mateo Times, a daily newspaper, and five weekly newspapers published in San Mateo County, California. These publications contributed combined revenues of approximately $4.0 million in fiscal year 1996.

    In August, 1995, a subsidiary of the Company purchased substantially all the assets used in the publication of The Berkshire Eagle, Brattleboro Reformer and Bennington Banner, daily newspapers published in Pittsfield, Massachusetts; Brattleboro and Bennington, Vermont, respectively, and the Manchester Journal, a weekly newspaper published in Manchester, Vermont. These publications contributed combined revenues of approximately $21.6 million in fiscal year 1996.

Fiscal 1995 Transactions

    In November, 1994, a subsidiary of the Company purchased substantially all the assets used in the publication of The Gloucester County Times and Today's Sunbeam, daily newspapers published in Woodbury and Salem, New Jersey, respectively. These publications contributed combined revenues of approximately $8.4 million to fiscal 1995.

    In August, 1994, the Company sold substantially all the assets used in the publication of the Bristol Press, and three weekly newspapers located in Bristol, Connecticut. The sale resulted in a pre-tax gain of approximately $4.2 million in fiscal 1995. The Bristol Press and the three weekly newspapers contributed combined revenues of approximately $0.5 million and $6.2 million in fiscal years ended June 30, 1995 and 1994.

FISCAL 1994 TRANSACTIONS

    In June, 1994, the Company sold the circulation list of the Ypsilanti Press and ceased publication of this daily newspaper previously located in Ypsilanti, Michigan, resulting in a pre-tax gain of approximately $6.5 million in fiscal 1994. This newspaper contributed revenues of approximately $4.1 million in fiscal year ended June 30, 1994.

    In May, 1994, the Company purchased the assets used in the publication of The Express-Times, a daily newspaper published in Easton, Pennsylvania, and five weekly publications distributed in the same geographic area: The Bethlehem Star, The Free Press, The Community Forum, The Star Gazette and The Entertainer. These publications contributed approximately $1.5 million to fiscal 1994 revenues of the Company.

RESULTS OF OPERATIONS

    Set forth below is certain summary historical financial data for fiscal 1996, 1995 and 1994, in each case including the percentage change between fiscal years.

                                                      Summary Historical Financial Data
                                                           (Dollars in thousands)

                                       Fiscal Years Ended June 30,     Fiscal Years Ended June 30,
                                    ---------------------------------  ----------------------------
                                       1996       1995         1994    1996 vs.1995    1995 vs.1994
                                    --------   ---------    ---------  ------------    ------------
 Total Revenues . . . . . . . . .   $245,430   $213,045     $186,643      15.2%          14.1%

 Cost of Sales  . . . . . . . . .     98,469     79,098       68,531      24.5           15.4
 Selling, General and
   Administrative . . . . . . . .    100,290     88,889       79,217      12.8           12.2
 Management Fees  . . . . . . . .      2,008      1,666        1,552      20.5            7.3
 Depreciation & Amortization  . .     21,841     18,709       19,900      16.7           (6.0)
 Interest Expense . . . . . . . .     41,932     38,611       25,982       8.6           48.6
 Other  . . . . . . . . . . . . .      4,511      2,405       19,903        (a)            (a)
                                    --------   --------     --------     -----          -----
    Total Costs and Expenses. . .    269,051    229,378      215,085      17.3            6.6

 Income in Unconsolidated
    Subsidiary  . . . . . . . . .      2,541      5,748        8,646     (55.8)         (33.5)

 Loss . . . . . . . . . . . . . .    (10,932)    (8,293)     (10,749)     31.8          (22.8)

- -------------------------
(a) not meaningful

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1996 AND 1995

REVENUES

    Revenues increased $32.4 million or 15.2% in fiscal year 1996 as compared to fiscal year 1995. The increase in revenue was primarily attributable to the November 18, 1994, acquisition of The Gloucester County Times and Today's Sunbeam; the August 31, 1995, acquisition of The Berkshire Eagle, Brattleboro Reformer and Bennington Banner ("New England Newspapers"); the March, 1996, acquisition of the San Mateo Times; and the April 30, 1996, acquisition of The Transcript and The Evening News. Combined, the acquisitions discussed above accounted for a $31.7 million increase in revenues in fiscal 1996. These revenue increases were partially offset by a $3.1 million decline in revenue resulting from the sale of the Bristol Press on August 1, 1994, and the sale of the Johnstown Tribune Publishing Company on April 30, 1996. Excluding the newspaper operations described above, the Company's remaining newspaper operations posted a combined increase in revenues of approximately $3.8 million or 2.0%. All of the Company's newspapers were impacted by a soft retail market in the last half of the Company's fiscal year; however, retail advertising at Alameda Newspaper Group and North Jersey Newspapers Company was particularly hard hit because of major retailers filing for bankruptcy and/or store closings in their markets. The Company's newspapers located in the northeastern United States were also affected by the heavy snow in the winter of 1996. While retail advertising declined slightly on a same newspaper basis, the Company experienced 3.9% and 7.5% growth in classified and circulation revenue, respectively. Overall revenue, growth on a same newspaper basis, ranged from 0.4% to 10.2% for fiscal year 1996 compared to fiscal year 1995.

COST OF SALES

    Cost of sales increased $19.4 million or 24.5% in fiscal 1996 compared to fiscal 1995. Approximately $12.3 million of the increase was attributable to the aforementioned acquisitions. However, this increase was offset in part by a $0.8 million decrease in cost of sales resulting from the sale of the Bristol Press and the Johnstown Tribune Publishing Company. Excluding acquisition and disposition transactions, cost of sales increased approximately $7.9 million or 11.1%. The increase in cost of sales at existing newspapers was entirely the result of increased newsprint cost associated with a 43% increase in the average cost per ton of newsprint for fiscal 1996 compared to fiscal 1995. However, the newsprint price increase was partially offset by an approximate 3,500 ton or 6.0% decrease in usage at the Company's existing newspapers, primarily associated with efforts to conserve newsprint and the conversion to the 50-inch web width at the majority of the Company's newspapers during fiscal 1996. Excluding newsprint, cost of sales on a same newspaper basis decreased $0.9 million in fiscal 1996.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses increased $11.4 million or 12.8% in fiscal 1996 compared to fiscal 1995. The aforementioned acquisitions resulted in SG&A expense increases of $11.7 million; however, this was in part offset by a $1.3 million reduction in SG&A expense associated with the sale of the Bristol Press and the Johnstown Tribune Publishing Company. Excluding the acquisition and disposition transactions, SG&A expense increased $1.0 million or 1%. The small increase in SG&A expense at the Company's existing newspapers was the result of the Company's continuing efforts to control its operating expenses.

OTHER EXPENSE

    Other expense, net, increased $2.1 million as a result of writing off approximately $1.1 million of fees and other costs associated with the Company's new term loan and revolving credit facility entered into on August 31, 1995, which was used to refinance debt assumed in the aforementioned August 31, 1995, acquisition. Other expense also increased $0.3 million as a result of certain start-up costs incurred in conjunction with the combination and integration of the San Mateo Times operations with those of Alameda Newspaper Group.

DENVER NEWSPAPERS - UNCONSOLIDATED SUBSIDIARY

    Net income applicable to common stock of Denver Newspapers, before the cumulative effect of accounting change, decreased $3.2 million in fiscal 1996 compared to fiscal 1995. The decrease in income was primarily the result of a 43.5% increase in the average cost of newsprint in fiscal 1996, which was only partially offset by the 12.9% growth in revenue in the most recent fiscal year. The Company's share of Denver Newspapers' net income applicable to common stock also declined as a result of Media General exercising their common stock warrant and acquiring a 40% interest in Denver Newspapers effective the second quarter of fiscal 1995. As a result, for the fiscal year ended June 30, 1996, the Company recorded 60% of Denver Newspapers' net income applicable to common stock compared to 100% for the first quarter and 60% for the second, third and fourth quarters of fiscal 1995.

NET INCOME

    ANI recorded a loss of approximately $10.9 million in fiscal 1996; however, after excluding the gain on the sale of the Johnstown Tribune Publishing Company, the write-off of fees and other costs associated with the newly issued term loan and revolving credit facility and the San Mateo Times start-up costs, ANI would have recorded an adjusted loss of $17.8 million compared to a fiscal 1995 adjusted loss of $10.6 million after adjusting the loss to exclude the fiscal 1995 gain on sale of the Bristol Press of $4.2 million and the cumulative effect of accounting change of $2.9 million and the gain on sale of common stock by Denver Newspapers. The increase in the adjusted loss was primarily attributable to a $3.2 million decrease in the equity pick-up of income in Denver Newspapers, $3.3 million increase in interest expense associated with amortization of the ANI bond discount and the acquisitions discussed above and reductions caused by a $1.9 million decrease in operating revenues in excess of increases in cost of sales, SG&A expenses and depreciation and amortization at Garden State. These reductions in income were offset by a $1.9 million increase in tax benefits, the majority of which was associated with the sale of the Johnstown Tribune Publishing Company.


COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1995 AND 1994

REVENUES

    Revenues increased $26.4 million or 14.1% in fiscal year 1995 as compared to fiscal year 1994. The increase in revenues is primarily attributable to the May 31, 1994, acquisition of The Express-Times and five weekly newspapers, and the November 18, 1994 acquisition of The Gloucester County Times and Today's Sunbeam which, combined, accounted for a $25.7 million increase in revenues. These revenue increases were partially offset by a $9.7 million decrease in revenues resulting from the sale of the Ypsilanti Press in June of 1994 and the sale of the Bristol Press on August 1, 1994. In addition, revenues at the Company's existing newspapers grew $10.4 million or 5.9%, the majority of which relates to revenue growth at the Company's Alameda Newspaper Group and North Jersey Newspapers Company subsidiaries. Revenue at these subsidiaries, as well as a majority of the Company's subsidiaries, were particularly influenced by strong classified revenue growth.

COST OF SALES

    Cost of sales increased $10.6 million or 15.4% in fiscal 1995 compared to fiscal 1994. Approximately $8.9 million of the increase was attributable to The Express-Times, The Gloucester County Times and Today's Sunbeam acquisitions. However, this increase was offset in part by a $3.7 million decrease in cost of sales as a result of the Ypsilanti Press and the Bristol Press dispositions. Excluding the acquisition and disposition transactions, cost of sales increased approximately $5.4 million or 8.5%. The increase in cost of sales at existing newspapers is primarily the result of increased newsprint costs associated with increased use and newsprint price increases. Combined editorial and production costs also increased in association with higher lineage and circulation.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses increased $9.7 million or 12.2% in fiscal 1995 compared to fiscal 1994. The acquisition of The Express-Times, The Gloucester County Times and Today's Sunbeam caused SG&A expenses to increase $11.9 million; however, this was in part offset by a reduction in SG&A expenses of $5.0 million associated with the Ypsilanti Press and the Bristol Press dispositions. Excluding dispositions, SG&A expenses increased $2.8 million or 3.8%. The increase is a result of increased promotion and other operating expenses at the majority of the Company's subsidiaries, generally associated with the Company's efforts to increase circulation and thus advertising revenues.

INTEREST EXPENSE

    Interest expense increased $12.6 million or 48.6% in fiscal year 1995 compared to fiscal year 1994. The increase is primarily the result of ANI's Senior Discounted Debentures which were issued in May, 1994 in conjunction with the Media General buyout as is more fully described in Note 1 to the Consolidated Financial Statements.

DENVER NEWSPAPERS - UNCONSOLIDATED SUBSIDIARY

    Net income applicable to common stock of Denver Newspapers, before the cumulative effect of accounting change, increased $1.9 million in fiscal 1995 compared to fiscal 1994. The increase in income was the result of continued improvements in the Denver, Colorado, economy which resulted in a 14.1% increase in advertising revenues for fiscal 1995 that was in part offset by increases in operating expenses. However, the Company's share of income in Denver Newspapers, before cumulative effect of the accounting change, decreased $2.9 million in fiscal 1995. The decrease in the Company's share of net income was caused by a reduction in the equity pick-up to 60 percent from 100 percent beginning in the second quarter of fiscal 1995 as a result of Media General exercising its Denver Newspapers common stock warrant. Media General's acquisition of Denver Newspaper 9% preferred stock from ANI on May 20, 1994 also reduced ANI's equity pick-up in fiscal 1995 compared to fiscal 1994. In addition, as a result of Media General exercising its Denver Newspapers common stock warrant, the Company recognized a gain of approximately $1.0 million from the sale of common stock by Denver Newspapers in the quarter ended December 31, 1994, in addition to its equity pick-up discussed above. Denver Newspapers does not currently have any plans to issue additional shares of common stock in the future.

    Effective July 1, 1994, Denver Newspapers adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers Accounting for Post Retirement Benefits Other than Pensions." As a result, Denver Newspapers recorded a cumulative effect of an accounting change of $2.9 million, after tax, all of which is reflected in the Company's Consolidated Financial Statements. Prior to the adoption of SFAS 106, the cost and expenses of the plan were recognized as paid.

NET INCOME

    Excluding the gain on the sale of the Bristol Press of $4.2 million, the cumulative effective of adopting SFAS 106 of $2.9 million, the $1.0 million gain on sale of common stock by Denver Newspapers and the $11.4 million increase in interest expense associated with the ANI Senior Discounted Debentures discussed above, ANI would have recorded net income of $0.8 million for fiscal 1995 compared to adjusted loss of $0.3 million for fiscal 1994, after excluding the $6.5 million gain on the sale of the Ypsilanti Press, $17.7 million of debt issuance and restructuring cost and an extraordinary gain of $.7 million. The increase in adjusted net income was primarily attributable to a $7.3 million improvement in operating profit at Garden State Newspapers on higher revenues and improved operating margins. Garden State's improvement was attributable to a $3.5 million increase in operating profit at existing newspapers and $3.4 million was attributable to acquired newspapers. The disposal of the Ypsilanti Press and the Bristol Press also contributed to the improved operating profit as these newspapers had a combined $(0.4) million operating profit for fiscal year 1994. The improvement in operating profit was in part offset by a decrease in tax benefits of $1.8 million and a $1.3 million increase in interest and other expenses. Tax benefits declined as a result of the Company generating current state and federal taxable income in fiscal year 1995; however, the majority of the federal taxable income was offset by net operating loss carryforwards. The increase in ANI's adjusted net income was also offset in part by the $2.9 million decrease in income from Denver Newspapers, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The principal sources of liquidity for the Company and its subsidiaries are existing cash and other working capital, cash flow provided from their operating activities and the borrowing capacity under revolving credit agreements. The Company's operations, consistent with the newspaper industry, require little investment in inventory, as less than 30 days of newsprint is generally maintained on hand. However, inventories at June 30, 1995, were higher than historical averages because of large purchases at the end of fiscal 1995 used to combat rising newsprint cost. At June 30, 1996, inventory levels had returned to normal. In general, the Company's receivables have been collected on a timely basis.

JUNE 30, 1996 COMPARED TO JUNE 30, 1995

    Net cash flows from operating activities were approximately $8.7 million and $22.9 million for fiscal years 1996 and 1995, respectively. The decrease in cash flow from operating activities was primarily the result of negative year-over-year change in operating assets and liabilities of $12.4 million and increased interest and debt expense of $2.7 million. The majority of the change was associated with an increase in accounts payable and accrued expenses in 1995 largely caused by a one time $6.1 million increase in accrued interest, combined with an increase in accounts receivable, net of the impact of the acquisition and disposition transactions. A $1.3 million increase in operating profit (excluding depreciation and amortization) partially offset the decline in operating cash flow.

    Net cash flows from investing activities were $6.9 million and $1.3 million for the fiscal years 1996 and 1995, respectively. The $5.6 million decrease was a result of the Company receiving a net $5.5 million in proceeds from acquisition and disposition transactions in fiscal 1995 as compared to a net of $13.9 million related to the acquisition of the New England Newspapers and San Mateo and the sale of the Johnstown Tribune Publishing Company in fiscal 1996. The Company also increased capital spending in fiscal 1996 by $3.8 million, primarily associated with the previously announced Alameda Newspaper Group press project and press modifications associated with web width reductions.

    Net cash flows from financing activities were $(28.2) million and $(15.7) million for fiscal years 1996 and 1995, respectively. The decrease of $12.5 million was primarily attributable to the Company prepaying $47.0 million of debt out of proceeds from the sale of the Johnstown Tribune Publishing Company and paying $17.4 million of debt in accordance with the terms of such obligations. Paydowns were offset partially by borrowings of $37.3 million, the majority of which was borrowed in conjunction with the previously discussed New England Newspapers and San Mateo acquisitions.

JUNE 30, 1995 COMPARED TO JUNE 30, 1994

    Cash provided by operating activities was $22.9 million in fiscal year 1995 compared to $7.0 million for 1994, an increase of $15.9 million. The improvement was primarily attributable to the $11.8 million improvement in the year-over-year change in operating assets and liabilities combined with a $7.3 million improvement in operating profit.

    Cash flows from investing activities in fiscal 1995 was $1.3 million compared to $(15.8) million in 1994. Investing activities for fiscal 1995 include $14.9 million in proceeds from the sale of the Bristol Press and $9.3 million paid to acquire the assets used in the publication of The Gloucester County Times, Today's Sunbeam and five weekly newspapers located in northern New Jersey. Investing activities for fiscal 1994 include net proceeds of $8.7 million received from the sale of the Ypsilanti Press and $15.6 million paid for The Express Times. Capital expenditures for fiscal 1995, net of asset sales, were approximately $4.3 million, of which approximately $1.2 million related to the North Jersey Newspapers Company pagination project. Capital expenditures in 1994 of $3.4 million were primarily related to the completion of the Alameda Newspaper Group pagination project.

    Cash flows from financing activities in fiscal 1995 were $(15.7) million compared to $9.3 million in 1994. In fiscal year 1995 the Company used proceeds from the sale of the Bristol Press and other cash to repay $8.0 million under the Company's revolving lines of credit, repaid sellers notes of approximately $6.0 million and bought out a capital lease obligation for approximately $1.0 million. In fiscal 1994 the Company received net proceeds of $217.5 million from the issuance of long-term debt and common stock. Proceeds from the issuance of long-term debt and existing cash were used to repay $138.8 million of long-term debt and related prepayment premiums of $6.1 million, repurchase Garden State's other obligations and its Series A and C preferred stock for $63.0 million and to purchase the assets of The Express-Times for $15.0 million.

CAPITAL EXPENDITURES

    The Company has a capital expenditure plan (not including business acquisitions) which includes normal maintenance capital expenditures of approximately $1.2 million for fiscal 1997. In addition, the plan also anticipates expenditures during fiscal 1997 of $4.2 million associated with computer system upgrades, web width reductions at three of the Company's newspapers and press and mailroom upgrades at several of the Company's newspapers, all of which are expected to improve efficiencies and/or the quality of the newspaper. Management reviews the capital expenditure plan periodically and modifies it as required to meet the Company's current business needs. Capital expenditures related to these projects are expected to be funded either through available cash, proceeds from the sale of certain operating assets and/or borrowings under the Company's line of credit.

    Management anticipates significantly lower capital expenditures on a same newspaper basis in future years as web width reduction, pagination, and press projects will be completed by the end of fiscal 1997, with the possible exception of a press upgrade in Easton, Pennsylvania, and mailroom expansion at the Alameda Newspaper Group, which may not be completed in fiscal 1997.

LIQUIDITY

    As of June, 1996, Garden State and its subsidiary, NJN Investments, Inc. ("NJNI"), had a combined $47.7 million available for borrowings under revolving credit facilities, excluding approximately $5.1 million in letters of credit outstanding. Commitments under the revolving credit facilities will also continue to reduce in accordance with the terms disclosed in the June 30, 1996, notes to the consolidated financial statements

    The Garden State and NJNI debt instruments contain covenants which, among other things, limit capital expenditures, require the maintenance of certain financial ratios and place limitations on the payment of dividends and other distributions to ANI. The Garden State revolving credit facility and the Senior Secured Notes are secured by the stock of Garden State and each of its subsidiaries, as well as substantially all of the assets of the subsidiaries. The NJNI revolving credit facility is secured by the capital stock of NJNI and its subsidiaries.

    Based upon current operations and after consideration of future newsprint price reductions, management believes that the Company will have sufficient cash flows from operations which, combined with the Garden State credit facility and other resources available to the Company, will be adequate to fund scheduled payment of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months.

    The purchase of Garden State's Class A common stock and the Series A and C preferred stock by ANI was financed with debt issued by the Company. The repayment of the Company's debt, which does not have scheduled interest payments until January 1, 2000, is in part dependent upon Garden State's and Denver Newspapers' ability to pay dividends to the Company. Garden State's debt agreements discussed above prohibit the payment of dividends to the Company prior to June 30, 1999.

DENVER NEWSPAPERS - UNCONSOLIDATED SUBSIDIARY

    Denver Newspapers is well capitalized and currently produces cash flows significantly in excess of its capital expenditure and debt service requirements; accordingly, management does not anticipate making any additional capital contributions to Denver Newspapers. At September 1, 1996, Denver Newspapers had $15.9 million available under its revolving credit facility, excluding $1.6 million in outstanding letters of credit. In addition, at June 30, 1996, Denver Newspapers had working capital of approximately $5.3 million.

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

NEAR TERM OUTLOOK

    The Company and its subsidiaries will from time to time consider the acquisition of daily and weekly newspapers, as favorable investment opportunities are identified. In the event an investment opportunity is identified management expects that it would be able to arrange financing on terms and conditions satisfactory to the Company to the extent current resources are insufficient.

    The steady increase in newsprint prices over the last two years has finally abated, and the Company is beginning to experience significant declines in newsprint prices. Management believes that newsprint prices will continue to soften and then stabilize during fiscal year 1997; however, the length and extent of future price declines is currently unknown. High newsprint prices continued to negatively affect the Company's earnings into the Company's fourth fiscal quarter, as it began depleting its higher priced inventories. The Company expects newsprint price comparisons to remain negative through the first quarter of fiscal 1997, with probable favorable comparisons thereafter based on current pricing trends.

    In conjunction with the Company's efforts to cut costs and improve its operating margins, it has embarked on, among other things, a project to reduce web widths to 50 inches at its newspapers. This project is being accomplished on a methodical, newspaper-by-newspaper basis after thorough market research. All but three of Garden State's newspapers have been converted through June, 1996. All of Garden State's current newspapers are expected to be converted by the end of calendar year 1996. Once all of the Company's newspapers are converted to the 50-inch web width, newsprint consumption will be permanently reduced at each newspaper by 7.5% to 9%, depending on the web width prior to the conversion. Denver Newspapers also converted The Denver Post to 50-inch web width, in August, 1996 which, based on fiscal year 1996 peak newsprint prices, would result in approximately $5.0 million of annual savings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is filed as a separate part of this report (see page 29).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III


 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Executive officers and directors of ANI are as follows:

     NAME                             AGE                 TITLE
     ----                             ---                 -----
 Richard B. Scudder . . . . . . . .   83    Chairman of the Board and Director
 William Dean Singleton . . . . . .   45    Vice Chairman, President, Chief Executive Officer
                                               and Director
 Joseph J. Lodovic, IV. . . . . . .   35    Executive Vice President, Chief Financial Officer
 Anthony F. Tierno  . . . . . . . .   52    Executive Vice President, Chief Operating Officer
 E. Michael Fluker  . . . . . . . .   59    Senior Vice President, Administration
 Nicholas L. Lebra  . . . . . . . .   48    Vice President and Director of Human Resources
 Ronald A. Mayo . . . . . . . . . .   35    Vice President of Finance and Controller
 James L. McDougald . . . . . . . .   44    Treasurer
 Peter M. Miller  . . . . . . . . .   46    Director
 Patricia Robinson  . . . . . . . .   54    Director and Secretary

    Each director is elected annually and serves until the next annual meeting of shareholders or until his successor is duly elected and qualified. The directors of ANI are not compensated for their service as directors. They do, however, receive reimbursement of expenses incurred from the attendance at Board of Directors meetings. The executive officers of ANI are appointed by and serve at the pleasure of the Board of Directors.

BUSINESS EXPERIENCE

    RICHARD B. SCUDDER was elected Chairman of the Board and a director of ANI in February, 1994. He has served as Chairman of the Board and a director of Garden State since 1985.

    WILLIAM DEAN SINGLETON was elected Vice Chairman, President, Chief Executive Officer and a director of ANI in February , 1994. He has served as Vice Chairman, President, Chief Executive Officer and a director of Garden State since 1985.

    JOSEPH J. LODOVIC, IV was appointed Executive Vice President and Chief Financial Officer of ANI in February, 1994. He has served as Executive Vice President and Chief Financial Officer of Garden State since November, 1993. Prior thereto, he served as Vice President and Treasurer of Garden State from 1989 to 1993.

    ANTHONY F. TIERNO was appointed Executive Vice President and Chief Operating Officer of ANI in February 1994. He has served as Executive Vice President and Chief Operating Officer of Garden State since November, 1993. Prior thereto, he served as Vice President of Garden State's eastern United States operations from 1987 to 1993. Mr. Tierno has been with Garden State since its inception in 1985.

    E. MICHAEL FLUKER was appointed Senior Vice President, Administration, of ANI in February, 1994. He has served as Senior Vice President, Administration, for Garden State since November, 1993. Prior thereto, he served as Executive Vice President and Chief Financial Officer of Garden State from 1989 to 1993.

    NICHOLAS L. LEBRA, JR. was appointed Vice President and Director of Human Resources of ANI in February, 1994. He has served as Vice President and Director of Human Resources of Garden State since 1985.

    RONALD A. MAYO has served as Vice President of Finance and Controller since September, 1994. From 1984 to 1994, Mr. Mayo was employed by Ernst & Young LLP, most recently as a Senior Manager.

    JAMES L. MCDOUGALD has served as Treasurer since September, 1994. Prior thereto, he was Controller for Garden State from 1988 to 1994.

    PETER M. MILLER was elected a Director of ANI in February 1994. He has served as a Director of Garden State since 1985. From 1991 through 1994, Mr. Miller served as Senior Vice President of Marketing of Environmental Technologies Corporation, a subsidiary of Envirotech Systems, Inc. Mr. Miller continues to serve as a director of Environmental Technologies Corporation. Mr. Miller is a son-in-law of Mr. Scudder.

    PATRICIA ROBINSON was elected Secretary of ANI in February, 1994, and a director of ANI in May, 1994. She has also served as Secretary of Garden State since 1991 and as Secretary of Denver Newspapers since 1991. Ms. Robinson is the sister of Mr. Singleton.

ITEM 11.  EXECUTIVE COMPENSATION

    The business and affairs of the Company are managed by MNG pursuant to the terms of a Management Agreement. MNG allocates its expenses as management fees to the Company and each affiliate based on the amount of time and resources devoted to each affiliate. See "Certain Relationships and Related Transactions
- -- MediaNews Group, Inc." The following table sets forth the cash compensation paid or payable to Mr. Singleton and any executive officer whose allocated cash compensation exceeded $100,000 for services rendered to the Company in fiscal 1996.


                                                                              ANNUAL COMPENSATION
 NAME AND                                                  FISCAL          --------------------------
 PRINCIPAL POSITION                                         YEAR           SALARY              BONUS
 ------------------                                         ----           ------             -------
 William Dean Singleton   . . . . . . . . . . . . . . .     1996          $350,000           $ 80,000
 Vice Chairman, President and                               1995           350,000            100,000
   Chief Executive Officer                                  1994           350,000             80,000

 Joseph L. Lodovic, IV(a) . . . . . . . . . . . . . . .     1996          $188,325           $     --
 Executive Vice President and                               1995           139,493             29,700
    Chief Financial Officer                                 1994           116,167            267,000

 Anthony F. Tierno(a),(b)   . . . . . . . . . . . . . .     1996          $192,503           $  2,500
 Executive Vice President                                   1995           152,816             12,000
    and Chief Operating Officer

 Nicholas L. Lebra(b) . . . . . . . . . . . . . . . . .     1996          $122,800           $     --
 Vice President and Director                                1995            94,000             12,000
  of Human Resources

- ------------------

    (a) Includes compensation paid by MNG and allocated through management fees to the Company.
    (b) Allocated compensation did not exceed $100,000 in fiscal years not presented.

EMPLOYMENT AGREEMENTS

    No executive officer of the Company has an employment agreement with the Company except Mr. Singleton. Under the terms of his employment agreement with Garden State, which was amended and renewed effective June 30, 1996 (the "Employment Agreement"), Mr. Singleton is entitled to receive cash compensation at an annual rate of not less than $550,000 (of which Garden State is obligated to pay a portion), subject to annual review and adjustment by the Board of Directors of Garden State. In addition, Mr. Singleton is entitled to receive a bonus of up to $100,000 for each fiscal year based on a comparison of actual profits of Garden State to budgeted profits during such fiscal year.
The Employment Agreement expires by its terms on June 30, 2001, but will be automatically renewed for successive one-year terms unless Garden State or Mr. Singleton gives notice terminating the Employment Agreement at least 120 days prior to the expiration of the existing term. The Employment Agreement contains a five-year non-compete covenant for all counties and geographical areas in which newspapers are owned or circulated by Garden State or its Subsidiaries (currently or in the future).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Decisions regarding annual compensation in excess of $175,000 are made by the Board of Directors of Garden State, as the officers of ANI are also officers of Garden State. Garden State's Board of Directors does not have a Compensation Committee. The Board of Directors of Garden State and Denver Newspapers are responsible for approving Mr. Singleton's Employment Agreement, including his compensation. Compensation of executive officers of MNG, who are also executive officers of the Company, is approved by Mr. Singleton. See "Certain Relationships and Related Transactions -- MediaNews Group, Inc."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The authorized capital stock of ANI consists of 2,314,346 shares of unissued Class A common stock, $.01 par value, 173,576 shares of Class B common stock, $.01 par value, 664,450 shares of Class D common stock, $.01 par value, 1,476,090 shares of Class G common stock, $0.1 par value, and 230 shares of Class N common stock $.01 par value (collectively the "ANI Common Stock"), all of which have equal voting rights but differ with respect to dividends and liquidation. ANI has not declared or paid any cash dividends on its common stock in the past and does not intend to do so in the foreseeable future. The Company's long-term debt limits the ability of ANI to pay such dividends.

    The following table sets forth the number and percentage of shares of ANI common stock currently issued and outstanding and beneficially owned by (i) each person known to ANI to be the beneficial owner of more than 5.0% of any class of ANI's equity securities; and (ii) all directors and executive officers of ANI as a group.

                                                     Amount and Nature of
                                                    Beneficial Ownership(a)                 Percentage of Class
                                           --------------------------------------     --------------------------------
                                           CLASS D          CLASS G      CLASS N      CLASS D     CLASS G      CLASS N
                                           COMMON           COMMON       COMMON       COMMON      COMMON       COMMON
 NAME AND ADDRESS                          STOCK(n)         STOCK(n)     STOCK(n)     STOCK(n)    STOCK(n)     STOCK(n)
 ----------------                          -------         -----------   --------     --------    --------     --------
 William Dean Singleton(b)(c) . . . . .         --        738,045(k)(l)     --          --          50.00%         --
 Howell E. Begle, Jr.(b)(d) . . . . . .     332,225(l)    738,045(k)(l)     --(l)     50.00%        50.00%       50.00%
 Patricia Robinson(b)(e)  . . . . . . .     332,225(l)         --           --(l)     50.00%           --        50.00%
 Jean L. Scudder(f)(j)  . . . . . . . .  249,168.75      184,511.25                   37.50%        12.50%       12.50%
 Charles Scudder(g)(j)  . . . . . . . .   83,056.25      184,511.25                   12.50%        12.50%       12.50%
 Elizabeth A. Difani(g)(h)(j) . . . . .          --      123,007.50                      --          8.33%        8.33%
 Carolyn Miller(g)(i)(j)  . . . . . . .          --      184,511.25                      --         12.50%       12.50%
 All directors and
   executives as a group(m) . . . . . .  332,225.00      738,045.00                   50.00%        50.00%       50.00%


- --------------------------
(Footnotes on the following two pages.)

 (a) Beneficial ownership is determined in accordance with the rules of the Commission. Except as indicated by footnote, the persons named in the table above have sole voting and investment power with respect to all shares of capital stock indicated as beneficially owned by them. None of such shares is known by ANI to be shares with respect to which the beneficial owner has the right to acquire such shares.

 (b) The address of each such person is: c/o Howell E. Begle, Jr., Trustee, 901 15th Street, N.W., Suite 700, Washington, D.C. 20005. Mr. Beagle is Of Counsel to the law firm of Verner, Liipfert, Bernhard, McPherson and Hand, Chartered, which law firm is counsel to the Company.

 (c) These shares are held by a revocable trust for the benefit of the children of Mr. Singleton (the "Singleton Revocable Trust"), for which trust Mr. Begle and Mr. Singleton are trustees. Mr. Singleton disclaims any beneficial ownership in the shares held in the Singleton Revocable Trust.

 (d) Includes the following shares, for which Mr. Begle has sole voting power under the Singleton Family Voting Trust Agreement for ANI (the "Singleton Family Voting Trust Agreement for ANI") and shared investment power, as a trustee for an irrevocable trust for the benefit of Mr. Singleton's children (the "Singleton Irrevocable Trust"), held by the Singleton Irrevocable Trust: 332,225 shares of Class D common stock and 115 shares of Class N common stock. Also includes 738,045 shares of Class G common stock held by the Singleton Revocable Trust, for which Mr. Begle is a trustee.

 (e) These shares are held by the Singleton Irrevocable Trust, for which Ms. Robinson serves as a trustee and as to which she has shared investment power. Ms. Robinson is Mr. Singleton's sister.

 (f) Includes 166,112.5 shares of Class D common stock held by a trust for the benefit of Ms. Scudder's nephews, for which trust Ms. Scudder serves as the sole trustee. Does not include the shares held by Charles Scudder, Elizabeth Difani, as custodian for her minor children, or Carolyn Miller, as custodian for her minor children, with respect to which Ms. Scudder has sole voting power pursuant to the Scudder Family Voting Trust Agreement for ANI (the "Scudder Family Voting Trust Agreement").

 (g) Sole voting power with respect to these shares is held by Ms. Scudder pursuant to the Scudder Family Voting Trust Agreement. See note (f) above.

 (h) Ms. Difani holds these shares as custodian for her minor children. Sole voting power with respect to these shares is held by Ms. Scudder pursuant to the Scudder Family Voting Trust Agreement. See note (f) above.

 (i) Ms. Miller holds those shares as custodian for her minor children. Sole voting power with respect to these shares is held by Ms. Scudder pursuant to the Scudder Family Voting Trust Agreement. See note (f) above.

 (j) The address of each person is: c/o Jean L. Scudder, Rural Route 1, Box 75, Readfield, Maine 04355.

 (k)   Indicates shared voting power.

 (l)   Indicates shared investment power.

 (m) No directors or officers of ANI beneficially own any shares in ANI except Mr. Singleton. See note (c) above.

(footnotes continued on the following page)

 (n) Assuming conversion of each of the shares of Class D, Class G and Class N common stock to shares of Class A common stock, as provided for in the ANI Certificate of Incorporation, the shares of Class A common stock will be held as follows: 738,045 shares by the Singleton Revocable Trust; 322,340 shares by the Singleton Irrevocable Trust; 166,112.5 shares by a trust for the benefit of Ms. Scudder's nephews; 267,596.25 shares by Mr. Scudder; 123,026.66 shares by Ms. Difani, as custodian for her minor children; and 184,540 shares by Ms. Miller, as custodian for her minor children.

SCUDDER FAMILY VOTING TRUST AGREEMENT FOR ANI

    The children of Richard B. Scudder, Charles A. Scudder, Carolyn S. Miller, Elizabeth H. Difani and Jean L. Scudder entered into the Scudder Family Voting Trust Agreement for ANI (the "Scudder Family Voting Trust Agreement for ANI") in accordance with which Jean L. Scudder (the "Scudder Trustee") exercises all voting rights (subject to the consent of shareholders holding 50% of the common stock held by the Scudder Family Voting Trust for ANI on such matters as election of directors, mergers, dissolution or reorganization of ANI, sale, exchange or pledge of all or substantially all of the assets of ANI and acquisition or divestiture by ANI of any newspaper venture) and substantially all other rights to which such shareholders would otherwise be entitled until May 20, 2004, subject to extension by written agreement of one or more beneficiaries of the Scudder Family Voting Trust Agreement for ANI and the Scudder Trustee.

SINGLETON FAMILY VOTING TRUST AGREEMENT FOR ANI

    The Singleton Irrevocable Trust entered into the Singleton Family Voting Trust Agreement for ANI (the "Singleton Family Voting Trust Agreement for ANI") in accordance with which (i) the shares of Class D and Class N common stock of ANI held by the Singleton Irrevocable Trust were transferred to the Singleton Revocable Trust for ANI and (ii) the shares of Class G common stock of ANI to be held by the Singleton Revocable Trust will be transferred to the Singleton Family Voting Trust for ANI upon the death or incapacity of Mr. Singleton. As a result, Howell E. Begle, as Trustee (the "Singleton Trustee"), is considered the beneficial owner of 50% of the outstanding Class D common stock and Class N common stock of ANI. Under the Singleton Family Voting Trust Agreement for ANI, the Singleton Trustee exercises all voting and substantially all other rights to which such shareholders would otherwise be entitled until May 20, 2004, subject to extension by written agreement of one or more beneficiaries of the Singleton Family Voting Trust Agreement for ANI and the Singleton Trustee.

ANI SHAREHOLDERS' AGREEMENT

    The Singleton Revocable Trust, the Singleton Family Voting Trust for ANI, the Scudder Family Voting Trust for ANI, certain of the beneficiaries of such trusts and ANI entered into a Shareholders' Agreement (the "ANI Shareholders' Agreement") which provides, among other things, that action by the Board of Directors with respect to such matters as the declaration of dividends, redemption of capital stock, certain capital expenditures, mergers or consolidation, incurring indebtedness or paying compensation to the officers of ANI in excess of certain amounts will require the unanimous approval of all Directors then serving on the Board of Directors or approval by the holders of 75% of the shares of common stock entitled to vote on such matters.

    The ANI Shareholders' Agreement also provides that until the earlier of (i) the date on which the shares of Class D common stock, Class G common stock and Class N common stock of ANI are automatically converted into shares of Class A common stock of ANI, pursuant to the terms of the Certificate of Incorporation of ANI, or (ii) when ANI's Leverage Ratio is less than 3:1, no shareholder may sell, transfer, pledge or otherwise encumber their shares, nor their interest in their shares, of ANI common stock (other than Class B common stock) to any third party, except certain permitted transfers to family members and other shareholders, without the consent of all the shareholders of ANI or unless all shares of ANI common stock then outstanding are sold in a single transaction or a series of related transactions. Upon the expiration of such time period, and in the event of a contemplated sale to a third party, ANI, and thereafter the remaining shareholders, may exercise a right of first refusal. If any shareholder desires to sell or transfer his shares to ANI or the other shareholders without an identified third party buyer, then such shareholder may offer to sell his shares to ANI at fair market value determined by appraisal, or if ANI declines to purchase such shares, such shareholder may offer to sell his shares to the remaining shareholders at fair market value.

DENVER NEWSPAPERS SHAREHOLDERS' AGREEMENT

    ANI, Denver Newspapers and Media General, Inc. ("Media General") are parties to the Second Amended and Restated Stock and Warrant Purchase and Shareholders' Agreement of Denver Newspapers (the "Denver Newspapers Shareholders' Agreement") which provides, among other things, that one-half of the directors of Denver Newspapers shall be elected by ANI and one-half of the directors shall be elected by Media General. Pursuant to such Agreement, without the prior unanimous approval of all of the directors of Denver Newspapers, the common stockholders and the preferred stockholders (pursuant to the ANI Amended and Restated Certificate of Incorporation), Denver Newspapers and its subsidiaries are restricted from, among other things, paying certain dividends, redeeming its capital stock, making capital expenditures in excess of certain amounts, merging, consolidating or liquidating, paying compensation in excess of certain amounts, incurring additional debt or amending any material term of its existing debt. The Agreement also provides that the directors of Denver Newspapers elected by Media General will not unreasonably withhold their approval for any dividend on common stock proposed by any member of the board of directors as long as payment in full of the Denver Newspapers 9% Preferred Stock, including accrued and unpaid dividends, shall have been made. The Denver Newspapers Shareholders' Agreement contains certain restrictions on the transfer of shares of Denver Newspapers' capital stock, as well as certain rights of first refusal and tag-along rights, and Media General has certain registration rights with respect to the shares of Denver Newspapers Class A common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MEDIANEWS GROUP, INC.

    The Company's subsidiaries have engaged MNG to operate and manage the business and affairs of its newspapers under the terms of a management agreement. MNG, which is owned entirely by Messrs. Singleton and Scudder, also manages other affiliated newspapers. All of the executive officers of MNG are also executive officers of the Company, and compensation of the executive officers of the Company, with the exception of Mr. Singleton whose compensation is paid as described under "Executive Compensation," are paid by MNG. The Company believes that the salaries paid to its executive officers, through either Garden State or MNG, are not greater than those which would be paid to executives of an unaffiliated management company. Pursuant to the management agreement, MNG allocates its expenses as management fees to each affiliate based on the amount of time and resources devoted to each affiliate. The weighted average of the salary allocations is then used to apportion general overhead of MNG, such as office rent and related expenses. MNG is party to a consulting agreement, renewable annually, with Mr. Scudder which requires annual payments of $150,000. Costs related to such agreement are included in MNG's expenses and, thus, are included in the management fee allocation discussed above.

    The Company reimburses MNG for any expenses directly incurred by MNG on behalf of the Company that are not included in the management fee. For fiscal 1996, the Company paid approximately $2.0 million to MNG in management fees. The Company believes that the management fees paid to MNG are not greater than the costs the Company would expect to bear to obtain these services elsewhere.

    MNG does not own, and does not expect to own, any interest in the Company, nor has MNG made any direct capital investment in the Company. While MNG's principal business is the management of newspaper operations, the Company does not believe its success is dependent on MNG. If the Management Agreement should terminate, management believes the Company could obtain management services from other sources, including current employees of MNG.

TAX SHARING AGREEMENT

    ANI and Garden State are part of the same affiliated group filing consolidated returns for federal income tax purposes. ANI and Garden State entered into a tax sharing agreement (the "Tax Sharing Agreement") to determine the manner in which the members of the consolidated group share federal income tax benefits and costs. Pursuant to the Tax Sharing Agreement, the income tax liability of Garden State and any of Garden State's consolidated subsidiaries is computed separately from ANI on a consolidated return basis. If income tax is due from Garden State and its consolidated subsidiaries, Garden State will pay the amount of the tax as a tax sharing payment to ANI. In the event that Garden State's federal income tax is reduced due to a net operating loss or credit carryback under applicable federal income tax law, it will receive credit for the amount of such reduction from ANI. This credit amount(s) will be carried on ANI's financial records as an amount payable to Garden State, which credit Garden State will be able to utilize to offset future obligations to make tax sharing payments to ANI. Under the terms of the Tax Sharing Agreement, Garden State will receive the benefit of loss carryforwards which it generates. Similar principles apply under the Tax Sharing Agreement for state and local income tax purposes. Although the payments of dividends by Garden State are restricted under the terms of its debt instruments, Garden State is permitted under those agreements to make tax sharing payments.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)    Financial Statements

    1. The list of financial statements contained in the accompanying Index to Consolidated Financial Statements and Schedules Covered by Report of Independent Auditor is filed as a part of this Report (see page
         29).

    2.   Financial Statement Schedules

         The list of financial statement schedules contained in the accompanying Index to Consolidated Financial Statements and Schedules Covered by Report of Independent Auditor is filed as part of the Report (see page 29).

    3.   Exhibits

         The exhibits listed in the accompanying index are filed as a part of this annual report (See page 75).

  (b)    Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of fiscal 1996.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                           ITEMS 8, 14(a) (1) AND (2)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                   COVERED BY REPORTS OF INDEPENDENT AUDITORS

  The following financial statements of the registrant and its subsidiaries required to be included in Items 8 and 14(a)(1) are listed below:

AFFILIATED NEWSPAPERS INVESTMENTS, INC.

                                                                            PAGE
                                                                            ----
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . .       30
Consolidated Balance Sheets as of June 30, 1996 and 1995  . . . . . . .       31
Consolidated Statements of Operations for the
  Years Ended June 30, 1996, 1995 and 1994  . . . . . . . . . . . . . .       33
Consolidated Statements of Changes in Shareholders' Deficit
  for the Years Ended June 30, 1996, 1995 and 1994  . . . . . . . . . .       34
Consolidated Statements of Cash Flows for the
  Years Ended June 30, 1996, 1995 and 1994  . . . . . . . . . . . . . .       35
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . .       36

   The following financial statement schedules of the registrant and its subsidiaries required to be included in Item 14(a)(2) are listed below:

Schedule I    Condensed Financial Information of Registrant . . . . . .       52
Schedule II   Valuation and Qualifying Accounts . . . . . . . . . . . .       55

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.

DENVER NEWSPAPERS, INC.

Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . .       56
Consolidated Balance Sheets as of June 30, 1996 and 1995  . . . . . . .       57
Consolidated Statements of Operations for the
  Years Ended June 30, 1996, 1995 and 1994  . . . . . . . . . . . . . .       59
Consolidated Statements of Changes in Shareholders' Equity (Deficit)
  for the Years Ended June 30, 1996, 1995 and 1994  . . . . . . . . . .       60
Consolidated Statements of Cash Flows for the
  Years Ended June 30, 1996, 1995 and 1994  . . . . . . . . . . . . . .       61
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . .       63

Financial Statement Schedule


Schedule II   Valuation and Qualifying Accounts and Reserves  . . . . .       73

                         REPORT OF INDEPENDENT AUDITORS


To The Shareholders and Board of Directors
Affiliated Newspapers Investments, Inc.


     We have audited the accompanying consolidated balance sheets of Affiliated Newspapers Investments, Inc. and subsidiaries (the "Company") as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedules I and II. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affiliated Newspapers Investments, Inc. and subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                             /s/ ERNST & YOUNG LLP
                                        -------------------------------------
                                                 ERNST & YOUNG LLP


Denver, Colorado
September 4, 1996

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                                    June 30,
                                                                                      ------------------------------------
                                                                                        1996                       1995
                                                                                      ---------                 ----------
                                      ASSETS                                                     (In thousands)
 CURRENT ASSETS
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .      $  4,615                    $ 17,283
   Trade accounts receivable, less allowance for doubtful . . . . . . . . . . . .
     accounts of $2,426 and $1,931 at June 30, 1996 and 1995,
     respectively   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        24,888                      21,626
   Receivable from affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .         1,403                       1,449
   Other receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,201                         706
   Inventories of newsprint and supplies  . . . . . . . . . . . . . . . . . . . .         3,966                       5,238
   Prepaid expenses and other assets  . . . . . . . . . . . . . . . . . . . . . .         2,780                       3,926
                                                                                       --------                    --------
      TOTAL CURRENT ASSETS    . . . . . . . . . . . . . . . . . . . . . . . . . .        38,853                      50,228

 PROPERTY, PLANT AND EQUIPMENT
   Land   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,168                       4,519
   Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . .        32,687                      25,212
   Machinery and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . .        87,522                      74,086
                                                                                       --------                    --------
        Total Property, Plant and Equipment . . . . . . . . . . . . . . . . . . .       125,377                     103,817
   Less accumulated depreciation and amortization . . . . . . . . . . . . . . . .        50,027                      46,096
                                                                                       --------                    --------
        Net Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . .        75,350                      57,721

 OTHER ASSETS
   Investment in Denver Newspapers, Inc.  . . . . . . . . . . . . . . . . . . . .         4,826                       2,285
   Investment in partnership  . . . . . . . . . . . . . . . . . . . . . . . . . .         6,369                       5,759
   Subscriber accounts, less accumulated amortization of
     $48,594 and $48,990 at June 30, 1996 and
     1995, respectively   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        44,220                      43,943
   Excess of cost over fair value of net assets acquired, less accumulated amortization of $13,267 and $19,255 at
     June 30, 1996 and 1995, respectively . . . . . . . . . . . . . . . . . . . .        65,715                      87,979
   Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $19,673 and
     $18,553 at June 30, 1996 and 1995, respectively    . . . . . . . . . . . . .         8,461                       2,488
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,871                       2,523
                                                                                       --------                    --------
      TOTAL OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       131,462                     144,977
                                                                                       --------                    --------

 TOTAL ASSETS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $245,665                    $252,926
                                                                                       ========                    ========

                See notes to consolidated financial statements.

                                                                               June 30,
                                                                   ----------------------------------
                                                                      1996                   1995
                                                                   ----------           ------------
               LIABILITIES AND SHAREHOLDERS' DEFICIT               (In thousands, except share data)
 CURRENT LIABILITIES
    Trade accounts payable  . . . . . . . . . . . . . . . . .      $   5,884              $   6,882
    Accrued employee compensation . . . . . . . . . . . . . .          4,498                  4,808
    Accrued interest  . . . . . . . . . . . . . . . . . . . .          8,114                  8,698
    Accrued liabilities   . . . . . . . . . . . . . . . . . .          5,562                  3,166
    Unearned income   . . . . . . . . . . . . . . . . . . . .          7,048                  5,863
    Income taxes  . . . . . . . . . . . . . . . . . . . . . .            373                    408
    Current portion of long-term debt and
       obligations under capital leases . . . . . . . . . . .         11,190                  5,672
                                                                   ---------              ---------
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . .         42,669                 35,497
 OBLIGATIONS UNDER CAPITAL LEASES . . . . . . . . . . . . . .          7,520                  7,391

 LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . .        306,990                311,379

 OTHER LIABILITIES  . . . . . . . . . . . . . . . . . . . . .          7,728                  4,596

 DEFERRED INCOME TAXES  . . . . . . . . . . . . . . . . . . .         12,275                 14,648

 SHAREHOLDERS' DEFICIT
   Common stock, $.01 par value and no par value at June 30,
     1996 and 1995, respectively; authorized 4,628,692 shares,
     2,314,346 shares issued and outstanding  . . . . . . . .             23                     23
   Additional paid-in capital . . . . . . . . . . . . . . . .          3,611                  3,611
   Deficit  . . . . . . . . . . . . . . . . . . . . . . . . .       (135,151)              (124,219)
                                                                   ---------              ---------
   TOTAL SHAREHOLDERS' DEFICIT  . . . . . . . . . . . . . . .       (131,517)              (120,585)
                                                                   ---------              ---------





   TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT. . . . . . . .      $ 245,665              $ 252,926
                                                                   =========              =========

                See notes to consolidated financial statements.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Fiscal Years Ended June 30,
                                                                       ----------------------------------------------------
                                                                           1996                 1995                1994
                                                                       -----------          -----------         -----------
                                                                              (In thousands, except per share data)
 REVENUES
   Advertising  . . . . . . . . . . . . . . . . . . . . . . . . .      $  197,954            $  179,268          $  159,653
   Circulation  . . . . . . . . . . . . . . . . . . . . . . . . .          39,930                30,517              25,198
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,546                 3,260               1,792
                                                                       ----------            ----------          ----------
       TOTAL OPERATING REVENUES . . . . . . . . . . . . . . . . .         245,430               213,045             186,643

 COSTS AND EXPENSES
   Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . .          98,469                79,098              68,531
   Selling, general and administrative  . . . . . . . . . . . . .         100,290                88,889              79,217
   Management fees  . . . . . . . . . . . . . . . . . . . . . . .           2,008                 1,666               1,552
   Depreciation and amortization  . . . . . . . . . . . . . . . .          21,841                18,709              19,900
   Interest expense . . . . . . . . . . . . . . . . . . . . . . .          41,932                38,611              25,982
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,511                 2,405              19,903
                                                                       ----------            ----------          ----------
       TOTAL COSTS AND EXPENSES . . . . . . . . . . . . . . . . .         269,051               229,378             215,085

 Gain on sale of newspaper property . . . . . . . . . . . . . . .           8,291                 4,153               6,536
 Gain on sale of stock by unconsolidated subsidiary . . . . . . .              --                   996                  --
 Income in unconsolidated subsidiary  . . . . . . . . . . . . . .           2,541                 5,748               8,646
                                                                       ----------            ----------          ----------
 LOSS BEFORE INCOME TAXES,
   CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE AND EXTRAORDINARY GAIN  . . . . . . . . . . . . . . . .         (12,789)               (5,436)            (13,260)
 Income tax benefit (expense)   . . . . . . . . . . . . . . . . .           1,857                    (1)              1,781
                                                                       ----------            ----------          ----------
 LOSS BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE AND
   EXTRAORDINARY GAIN . . . . . . . . . . . . . . . . . . . . . .         (10,932)               (5,437)            (11,479)
 Cumulative effect of accounting change at
   unconsolidated subsidiary  . . . . . . . . . . . . . . . . . .              --                (2,856)                 --
 Extraordinary gain . . . . . . . . . . . . . . . . . . . . . . .              --                    --                 730
                                                                       ----------            ----------          ----------

 LOSS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (10,932)               (8,293)            (10,749)

 Accretion of dividends on preferred stock of
   subsidiary   . . . . . . . . . . . . . . . . . . . . . . . . .              --                    --              (5,539)
                                                                       ----------            ----------          ----------

 LOSS APPLICABLE TO COMMON STOCK  . . . . . . . . . . . . . . . .      $  (10,932)           $   (8,293)         $  (16,288)
                                                                       ==========            ==========          ==========

 LOSS PER COMMON SHARE:
   Loss before extraordinary gain, and cumulative
     effect of accounting change  . . . . . . . . . . . . . . . .      $    (4.72)           $    (2.35)              (7.88)
   Cumulative effect of accounting change at
     unconsolidated subsidiary    . . . . . . . . . . . . . . . .              --                 (1.23)                 --
   Extraordinary gain   . . . . . . . . . . . . . . . . . . . . .              --                    --                 .34
                                                                       ----------            ----------          ----------
     Loss per common share    . . . . . . . . . . . . . . . . . .      $    (4.72)           $    (3.58)         $    (7.54)
                                                                       ==========            ==========          ==========

 Weighted average number of shares outstanding  . . . . . . . . .       2,314,346             2,314,346           2,159,792
                                                                       ==========            ==========          ==========

                See notes to consolidated financial statements.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

                                                                            ADDITIONAL                               TOTAL
                                                           COMMON            PAID-IN-                            SHAREHOLDERS'
                                                            STOCK            CAPITAL           DEFICIT              DEFICIT
                                                            -----          -----------       ------------       ---------------
                                                                                     (In thousands)
 BALANCE AT JUNE 30, 1993 . . . . . . . . . . . . .           $ 1              $   --        $ (99,638)              $ (99,637)
   Loss . . . . . . . . . . . . . . . . . . . . . .            --                  --          (10,749)                (10,749)
   Issuance of common stock . . . . . . . . . . . .            --               3,633               --                   3,633
   Dividends on preferred stock
     of subsidiary  . . . . . . . . . . . . . . . .            --                  --           (5,539)                 (5,539)
                                                              ---              ------        ---------               ---------
 BALANCE AT JUNE 30, 1994   . . . . . . . . . . . .             1               3,633         (115,926)               (112,292)
   Loss   . . . . . . . . . . . . . . . . . . . . .            --                  --           (8,293)                 (8,293)
   Change in par value of
     common stock   . . . . . . . . . . . . . . . .            22                 (22)              --                      --
                                                              ---              ------        ---------               ---------
 BALANCE AT JUNE 30, 1995   . . . . . . . . . . . .            23               3,611         (124,219)               (120,585)
   Loss   . . . . . . . . . . . . . . . . . . . . .            --                  --          (10,932)                (10,932)
                                                              ---              ------        ---------               ---------
 BALANCE AT JUNE 30, 1996 . . . . . . . . . . . . .           $23              $3,611        $(135,151)              $(131,517)
                                                              ===              ======        =========               =========


                See notes to consolidated financial statements.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Years Ended June 30,
                                                              ---------------------------------------
                                                                 1996           1995           1994
                                                              ---------       ---------      --------
                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss  . . . . . . . . . . . . . . . . . . . . . . . . .    $(10,932)      $ (8,293)      $ (10,749)
    Adjustments to reconcile loss to net
      cash from operating activities:
    Depreciation and amortization   . . . . . . . . . . . .      21,261         18,020          19,159
    Gain on sale of newspaper assets  . . . . . . . . . . .      (8,622)        (4,137)         (6,536)
    Income from unconsolidated subsidiary, net  . . . . . .      (2,541)        (3,888)         (8,646)
    Provision for losses on accounts receivable . . . . . .       2,510          2,876           2,006
    Amortization of debt discount . . . . . . . . . . . . .      16,214         14,382           2,908
    Debt issue cost and repurchase premiums . . . . . . . .       1,092             --          18,276
    Undistributed partnership earnings  . . . . . . . . . .        (610)           (28)             29
    Deferred income tax benefit   . . . . . . . . . . . . .      (2,373)          (428)         (2,037)
    Extraordinary gain  . . . . . . . . . . . . . . . . . .          --             --            (730)
    Change in operating assets and liabilities:
        Increase in accounts receivable . . . . . . . . . .      (3,403)        (2,150)         (2,110)
        (Increase) decrease in inventories  . . . . . . . .       1,799         (2,470)            825
        (Increase) decrease in prepaid expenses and
          other assets  . . . . . . . . . . . . . . . . . .        (558)           717            (775)
        Increase (decrease) in accounts payable and
          accrued liabilities . . . . . . . . . . . . . . .      (5,047)         4,880          (4,581)
        Increase (decrease) in unearned income  . . . . . .          22          1,504             (63)
        Decrease in affiliate account balances  . . . . . .         363            761             292
        Change in other assets and liabilities  . . . . . .        (517)         1,130            (229)
                                                               --------       --------       ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES                          8,658         22,876           7,039

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of newspaper property and other assets . . . . . .      50,647         14,864           9,122
    Business acquisitions   . . . . . . . . . . . . . . . .     (35,668)        (9,325)        (15,582)
    Purchase of machinery and equipment . . . . . . . . . .      (8,079)        (4,284)         (3,380)
    Investment in unconsolidated subsidiary . . . . . . . .          --             --          (6,000)
                                                               --------       --------       ---------
NET CASH FLOWS FROM INVESTING ACTIVITIES  . . . . . . . . .       6,900          1,255         (15,840)

CASH FLOW FROM FINANCING ACTIVITIES:
    Issuance of long-term debt and common stock, net  . . .      37,300             --         217,461
    Reduction of long-term debt . . . . . . . . . . . . . .     (60,240)       (14,007)       (138,780)
    Reduction of non-operating liabilities  . . . . . . . .      (4,194)        (1,735)           (225)
    Debt prepayment premiums  . . . . . . . . . . . . . . .      (1,092)            --          (6,116)
    Purchase of subsidiary preferred stock and
      other obligations . . . . . . . . . . . . . . . . . .          --             --         (63,035)
                                                               --------       --------       ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES  . . . . . . . . .     (28,226)       (15,742)          9,305
                                                               --------       --------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS . . .     (12,668)         8,389             504

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR  . . . . . . . . . . . . . . . . . . .      17,283          8,894           8,390
                                                               --------       --------       ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . .    $  4,615       $ 17,283       $   8,894
                                                               ========       ========       =========

                See notes to consolidated financial statements.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

BASIS OF PRESENTATION

    Affiliated Newspapers Investments, Inc. ("ANI") was formed January 25, 1994, pursuant to a restructuring plan whereby ANI became the parent company of Garden State Newspapers, Inc. ("Garden State") and Denver Newspapers, Inc. ("Denver Newspapers") on May 20, 1994. ANI, Media General, Inc. ("Media General") and the Class B common stockholders of Garden State and Denver Newspapers entered into a buyout agreement pursuant to which Garden State's Class B common stock and Denver Newspapers Class B common stock were contributed by the current shareholders to ANI in exchange for all of the common stock of ANI. The Class B common stock in Garden State represented a 60.0% ownership interest in Garden State at the time of such contribution, and the Class B common stock in Denver Newspapers represented a 60.0% ownership interest in Denver Newspapers, on a fully diluted basis, at the time of such contribution (See Note 12). Additionally, pursuant to the buyout agreement, ANI purchased from Media General all of the outstanding Class A common stock of Garden State, representing the remaining 40.0% interest in Garden State, and the Garden State Series A and C preferred stock (as hereinafter defined), including accrued and unpaid dividends.

     These consolidated financial statements include the assets, liabilities and operations of Garden State, its subsidiaries and ANI, collectively referred to as "the Company," based on each respective Company's historical cost basis of accounting, as if Garden State had been a subsidiary of ANI for all periods presented in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated. ANI accounts for its investment in Denver Newspapers using the equity method of accounting (See Note 12).

OPERATING AGENCY

    One of the Company's subsidiaries is a participant in a joint operating agency. The joint operating agency performs the production, sales, distribution and administrative functions for the subsidiary and another newspaper publishing company under a joint operating agreement. The Company includes its prorata portion of the revenues and expenses generated by the operations of the agency on a line-by-line basis in its statements of operations (See Note 2).

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

    Inventories, which largely consist of newsprint, are valued at the lower of cost or market. Cost is generally determined using the first-in, first-out method.

PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are recorded at cost. Buildings and machinery and equipment are depreciated using the straight-line method over the expected useful lives of individual assets.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

INTANGIBLE ASSETS

    Intangible assets acquired are recorded at their estimated fair values as of the date of acquisition. The excess of cost over fair value of net assets acquired is being amortized using the straight-line method over a period of 40 years. Subscriber accounts are amortized using the straight-line method over periods ranging from 7 to 18 years, with a weighted average remaining life, based on the dates of acquisitions, of 12 years. Other intangibles recognized are being amortized using the straight-line method, generally over periods not exceeding 10 years.

LONG-LIVED ASSETS

    The carrying value of long-lived assets is reviewed annually; however, if at any time the facts or circumstances at any of the Company's individual newspaper operations indicate impairment of asset values, as a result of continual declines in performance or as a result of fundamental changes in a newspaper's market, a determination is made as to whether the carrying value of the newspaper's long-lived assets exceeds its estimated realizable value. For purposes of this determination, estimated realizable value is evaluated based on values placed on comparable newspaper properties, generally based on a multiple of revenue and operating profit (before depreciation and amortization).

DEBT DISCOUNT

    Debt discount is amortized in a manner which results in a constant rate of interest over the life of the related debt.

INCOME TAXES

    The Company accounts for income taxes utilizing the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to differences between the financial statement carrying amount and the tax bases of existing assets and liabilities.

USE OF ESTIMATES

    The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: INVESTMENT IN PARTNERSHIP

    Effective March 1990, York Newspapers, Inc. ("YNI"), a subsidiary of the Company, entered into a general partnership: York Newspaper Company or (the "Agency") with York Daily Record, Inc. ("YDR"). YNI, YDR and the Agency entered into a joint operating agreement (the "JOA") under which the Agency is responsible for all newspaper publishing operations, other than news and editorial, including production, sales, distribution and administration. The Agency publishes The York Dispatch, a daily evening paper, The York Daily Record, a daily morning paper, and the York Sunday News. YNI has a 57.5% interest in the Agency. YNI's investment in the Agency is recorded in the accompanying balance sheets under the equity method. The Company's investment in the Agency, which originally represented the net book value of assets and liabilities contributed to the Agency, is approximately $6.4 million and $5.8 million at June 30, 1996 and 1995, respectively. The Agency made cash distributions to YNI in the amount of $4.9 million, $4.8 million and $4.4 million in fiscal years 1996, 1995 and 1994.

    The Company is not currently responsible for any liabilities of the Agency, contingent or otherwise. Management believes that the Agency is well capitalized and does not anticipate the Agency requiring any capital contributions from its partners in the near future.

    In September, 1996, a subsidiary of the Company signed a call/put agreement under which YNI can purchase YDR's interest in the agency or YDR can put its interest in the Agency to YNI. The call and put price is $32.0 million and $25.0 million, respectively, and is adjusted annually based on changes in the consumer price index (not to exceed 2-1/2%). The call option may be exercised on January 1, 2004, and expires on January 1, 2005. The put may be exercised at any time after the expiration of the call through June 30, 2008.


NOTE 3: ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

    In conjunction with the sale of the Johnstown Tribune Publishing Company described below, the Company acquired substantially all the assets used in the publication of The Transcript and The Evening News, daily newspapers published in North Adams, Massachusetts, and Bridgeton, New Jersey, respectively. In conjunction with acquiring the assets of The Evening News, the Company also assumed $0.8 million of payments due on non-competition agreements.

    In March, 1996, the Company acquired substantially all the assets used in the publication of the San Mateo Times, a daily newspaper, and five weekly newspapers, published in San Mateo County, California, for approximately $15.0 million, including obligations to the seller of approximately $4.3 million and the assumption of newspaper subscription obligations of approximately $0.7 million. The acquisition was financed with borrowings from the Company's existing revolving credit facility.

    On August 31, 1995, the Company completed the acquisition of substantially all the assets used in the publication of The Berkshire Eagle, the Brattleboro Reformer and the Bennington Banner, daily newspapers published in Pittsfield, Massachusetts; Brattleboro, Vermont; and Bennington, Vermont, respectively, and the Manchester Journal, a weekly newspaper published in Manchester, Vermont (collectively referred to as "New England Newspapers"). The purchase price consisted of $1.1 million in cash, the assumption of $20.5 million of long-term debt and approximately $2.7 million for a covenant not to compete payable to the prior owners. In addition, the Company assumed a working capital deficit of approximately $2.0 million and an underfunded pension plan liability and other obligations, valued at approximately $8.3 million.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: ACQUISITIONS AND DISPOSITIONS (CONTINUED)

Assuming the New England Newspapers acquisition had occurred on July 1, 1994, unaudited pro forma revenues, loss and loss per share for fiscal year 1995 would have been $239.1 million, $7.3 million and $3.17 per share, respectively. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the New England Newspapers acquisition been consummated as of July 1, 1994, nor are they necessarily indicative of future operating results.

    On November 18, 1994, a subsidiary of the Company purchased substantially all the assets used in the publication of The Gloucester County Times and Today's Sunbeam, daily newspapers distributed in Woodbury and Salem, New Jersey, respectively, from an affiliate of the Company. The assets were purchased for $9.0 million in cash plus the assumption of a $1.9 million discounted note payable to certain of ANI's shareholders. The purchase price was based on the fair market value of the assets acquired, determined by an independent appraisal of the assets. In addition, in February 1995 another subsidiary of the Company purchased substantially all the assets used in the publication of five weekly newspapers located in northern New Jersey for approximately $0.5 million.

    On May 31, 1994, NJN Investments, Inc. ("NJNI"), a subsidiary of the Company, purchased the assets used in the publication of The Express-Times, a daily newspaper published in Easton, Pennsylvania, and five weekly publications distributed in the same area, for $16.7 million. The purchase price includes an obligation to pay, over a three year period, a discounted value of $1.7 million for a covenant not to compete for a period of five years following the close of the transaction.

    All the acquisitions discussed above were accounted for as purchases. Accordingly, the results of their operations were included since the date of acquisition. The assets acquired and liabilities assumed have been recorded at their estimated fair value at the date of acquisition. These fair values of the newspapers acquired in fiscal 1996 are based on management's best estimate and are subject to change in the final allocation of the purchase price. The excess of cost over fair value of net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 and 15 years, respectively.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: ACQUISITIONS AND DISPOSITIONS (CONTINUED)

DISPOSITIONS

    On May 1, 1996, Garden State sold the common stock of The Johnstown Tribune Publishing Company, which publishes The Tribune-Democrat, to American Publishing (1991), Inc. in exchange for $32.6 million in cash and substantially all the assets used in the publication of the following daily and weekly newspapers:


         Newspaper Location                   Daily Publication                 Weekly Publication
 ---------------------------------  ----------------------------------  ---------------------------------
 Bridgeton, New Jersey              Bridgeton Evening News              None

 Fort Morgan, Colorado              Fort Morgan Times                   Morgan Times Review(a)

 Sterling, Colorado                 Journal-Advocate                    J. A. Shopper(a)

 Lamar, Colorado                    Lamar Daily News                    Tri-State Trader(a)

 Millville, New Jersey              Millville News                      Millville Shopper News(a)

 Sidney, Nebraska                   Sidney Telegraph                    High Plains Shopping Guide(a)

 North Adams, Massachusetts         The Transcript                      The Transcript Spotlight(a),(c)

 Akron, Colorado                    None                                Akron News Reporter(b)

 Brush, Colorado                    None                                Brush News-Tribune(b)

 Julesburg, Colorado                None                                Julesburg Advocate(b)

- -----------------------------

(a) Free weekly distribution
(b) Paid weekly distribution
(c) Discontinued after purchase


    In connection with the above newspaper acquisitions, Garden State assumed non-compete and other long-term obligations with a discounted value of approximately $1.0 million. In addition, Garden State purchased net working capital for approximately $1.0 million. As a result of the exchange, Garden State recognized a pre-tax gain of approximately $8.3 million in its fourth quarter.

    Immediately after the purchase of the above described newspapers, Garden State contributed all of the newly acquired assets and liabilities of the Sidney, Nebraska, and the Akron, Brush, Fort Morgan, Julesburg, Lamar and Sterling, Colorado, daily and weekly newspapers to a newly formed corporation, Eastern Colorado Publishing Company ("Eastern Colorado"). The common stock of Eastern Colorado was then sold to The Denver Post Corporation, a 60% owned subsidiary of ANI, for approximately $15.7 million, including the assumption of $0.2 million of discounted non-compete payments and other long-term obligations associated with the newspapers acquired. No gain or loss was realized on the sale of Eastern Colorado common stock. The sales price of Eastern Colorado was deemed to be fair based on an independent appraisal of the transaction.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: ACQUISITIONS AND DISPOSITIONS (CONTINUED)

    On August 1, 1994, the Company sold substantially all the assets used in the publication of the Bristol Press and three weekly newspapers located in Bristol, Connecticut, and a covenant not to compete in Bristol, Connecticut, for a total of $14.5 million in cash. The sale resulted in a pre-tax gain of approximately $4.2 million.

    On June 27, 1994, a subsidiary of the Company ceased publication of the Ypsilanti Press, a daily newspaper located in Ypsilanti, Michigan, and sold the newspaper's circulation list to a third party for a cash payment of $9.0 million. The sale resulted in a pre-tax gain of approximately $6.5 million, which is net of write-downs of property, plant and equipment and other assets to their net realizable value and closure and other expenses associated with shutting down and selling the assets of the Ypsilanti Press.


NOTE 4: LONG-TERM DEBT

DEBT RESTRUCTURING

    In May, 1994, ANI issued 173,576 Units, consisting of 13.25% Senior Discount Debentures and one share of Class B common stock. The net proceeds of $84.8 million were used to acquire Garden State's Class A common stock and Series A and C preferred stock from Media General, in the amount of approximately $63.0 million, to fund an equity contribution to Garden State in the amount of $15.5 million and to fund a capital contribution of $6.0 million to Denver Newspapers.

    Concurrently with the ANI debt issuance, the Company's subsidiary, Garden State, refinanced all of its then outstanding senior secured notes and senior subordinated notes having a combined principal balance of approximately $176.0 million. The refinancing and related expenses were funded by (i) issuing $100 million of 12% Senior Subordinated Notes, (ii) issuing approximately $81.5 million of Senior Secured Notes, and (iii) borrowings under a bank credit facility.

    As a result of the refinancings and debt prepayments discussed above, Garden State incurred debt issuance and restructuring costs of approximately $12.9 million, which includes approximately $6.1 million of debt prepayment premiums paid to the holders of the senior secured and senior subordinated notes, who were prepaid in full. The Company has charged all of the debt issuance cost to other expense in fiscal year 1994.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: LONG-TERM DEBT (CONTINUED)

LONG-TERM DEBT

 Long-term debt consisted of the following at each year-end:

                                                                                                             June 30,
                                                                                                   -----------------------------
                                                                                                     1996               1995
                                                                                                   ---------          --------
                                                                                                          (In thousands)
 Borrowings under bank credit facility  . . . . . . . . . . . . . . . . . . . .      (I)          $     --            $     --
 Bank term loan   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (II)            7,500                  --
 10.89% Senior Secured Notes, due through
   March 31, 2004   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (III)          76,880              81,480
 NJNI bank credit facility  . . . . . . . . . . . . . . . . . . . . . . . . . .      (IV)               --              23,000
 Various Notes, payable through December, 2002  . . . . . . . . . . . . . . . .      (V)            16,361               9,742
 12.00% Senior Subordinated Secured Notes, due
   July 1, 2004     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (VI)          100,000             100,000
 Notes payable to certain shareholders of ANI . . . . . . . . . . . . . . . . .      (VII)           2,328               2,056
 Senior Discounted Debentures, due 2006 . . . . . . . . . . . . . . . . . . . .      (VIII)        115,111             100,595
                                                                                                  --------            --------
                                                                                                   318,180             316,873
 Less current portion of long-term debt . . . . . . . . . . . . . . . . . . . .                     11,190               5,494
                                                                                                  --------            --------
                                                                                                  $306,990            $311,379
                                                                                                  ========            ========



I. The Garden State bank credit facility, which matures June 30, 1999, provides for a revolving credit facility of $27.0 million with a $7.0 million sublimit issuance of letters of credit. Borrowings under the bank credit facility bear interest at rates based upon, at Garden State's option, LIBOR or prime plus a spread based on Garden State's leverage. In addition, Garden State pays an annual fee of 1/2 of 1% on the unused commitment, payable quarterly. The commitment under the revolver is reduced to $17.0 million on June 30, 1998, with a final maturity of June 30, 1999.

II. On August 31, 1995, Garden State entered into a $15 million bank term loan (the "Term Loan") issued to refinance certain debt assumed in the August 31, 1995, acquisition. The Term Loan bears interest based upon, at Garden State's option, LIBOR or prime, plus a spread based on Garden State's leverage. The remaining loan is payable in quarterly installments of $2.5 million beginning on December 31, 1996, with a final maturity of June 30, 1997.

III. In May, 1994, Garden State issued 10.89% Senior Secured Notes, due through March 31, 2004. Interest accruing on the Senior Secured Notes is payable semi-annually, in arrears, on March 31 and September 30. Principal payments of $11.6 million are due annually beginning on March 31, 1998 through 2004. Approximately $4.6 million of the proceeds from the sale of the Johnstown Tribune Publishing Company were used to prepay a portion of the installment due March 31, 1998.

IV. NJNI entered into a bank credit facility in May, 1994. The bank credit facility is secured by the stock of NJNI and its subsidiaries and is non-recourse to the Company. The bank credit agreement, as subsequently amended, provides for maximum borrowings of $25.9 million, as of June 30, 1996. Borrowings bear interest at rates based upon, at the Company's option, LIBOR or prime plus a spread based on NJNI's leverage.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: LONG-TERM DEBT (CONTINUED)

       Commitments under the bank credit facility are permanently reduced each quarter, based on the following annual amounts. Mandatory principal payments are required to the extent the principal balance is in excess of the commitment.


 Fiscal Year                                       Commitment Reduction
 -----------                                       --------------------
 1997 . . . . . . . . . . . . . . . . . . . . . .  $  2,375,000
 1998 . . . . . . . . . . . . . . . . . . . . . .     6,000,000
 1999 . . . . . . . . . . . . . . . . . . . . . .    17,500,000

       The NJNI bank credit facility contains certain restrictive covenants which restrict the incurrence of additional debt and capital expenditures. In addition, the agreement requires NJNI to meet certain financial ratios based on leverage, debt service coverage, and cash flow, each as defined in the NJNI bank credit facility.

V. In connection with various acquisitions, Garden State has issued notes payable to prior owners, including non-compete agreements, and assumed certain debt obligations. The notes payable and debt obligations bear interest at rates ranging from zero to 9%. Obligations bearing interest at below market rates were discounted at rates ranging from 7.8% to 12.0%.

VI. In May, 1994, Garden State issued $100.0 million of 12% Senior Subordinated Secured Notes due July 1, 2004. Interest accruing on the Senior Subordinated Secured Notes is payable semi-annually in arrears on January 1 and July 1. The indebtedness evidenced by the Senior Subordinated Secured Notes is subordinated and junior in right of payment to the bank credit facility, holders of the Senior Secured Notes and notes payable to prior owners. No principal payments are required until July 1, 2004, at which time the outstanding principal amount is due and payable. The Senior Subordinated Secured Notes are secured by a second lien on the stock of GSI, a subsidiary of the Company and holding company for each of the operating subsidiaries.

VII. In connection with the acquisition of The Gloucester County Times and Today's Sunbeam, the Company assumed notes payable to certain shareholders of ANI with a face value of $2.7 million on November 18, 1994. The notes bear interest at prime but have been discounted at 13.5%. The notes are subordinate to all the Company's senior indebtedness, and the Company is prohibited from paying principal or interest on the notes until all senior debt has been repaid in full.

VIII. In May, 1994, the Company issued 173,576 units of 13.25% Senior Discount Debentures Units (the "Debenture Units" or "Debentures"), consisting of $1,000 principal amount of Senior Discount Debentures and one share of the Company's Class B common stock. The Debenture Units were issued at a 48.1% discount, resulting in proceeds to the Company of $90.1 million, excluding the related debt issuance cost. The Debenture Units were separable 60 days after their issuance and, accordingly, the Class B common stock was separately valued. The Company allocated $3.6 million of the Debenture Unit proceeds to the Class B common stock, which has been included in additional paid-in capital in the accompanying consolidated balance sheet.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: LONG-TERM DEBT (CONTINUED)

       The Debentures mature on July 1, 2006 and, beginning July 1, 1999, will begin paying interest currently at a rate of 13.25%, payable semi-annually in arrears on January 1 and July 1. The original discount of $87.1 million is being amortized to recognize a yield to maturity of 13.6% per annum. The carrying value represents the principal at maturity of $173.6 million less the unamortized discount of $58.5 million at June 30, 1996.

  Collectively, the Garden State bank credit facility and Senior Secured Notes contain certain restrictive covenants which relate to the incurrence of additional debt, capital expenditures and distributions. Additionally, the agreements require the maintenance of certain financial ratios based on leverage, debt service coverage, interest coverage and cash flow. Borrowings under the Garden State bank credit facility and the Senior Secured Notes are secured by substantially all of Garden State's tangible and intangible assets and the stock of Garden State and its subsidiaries. The Debentures restrict ANI's ability to sell certain assets, incur debt and pay dividends.

  Maturities of the Company's long-term debt for the five fiscal years ending June 30, 2001, are as follows (in thousands):

                           1997 . . . . . . . . .      $ 11,190
                           1998 . . . . . . . . .         8,949
                           1999 . . . . . . . . .        14,105
                           2000 . . . . . . . . .        14,195
                           2001 . . . . . . . . .        14,023
                           Thereafter . . . . . .       255,718
                                                       --------
                                                       $318,180
                                                       ========

  Interest paid during the fiscal years ended June 30, 1996, 1995 and 1994 was approximately $27.2 million, $19.4 million and $26.1 million, respectively.

  Letters of credit have been issued in favor of an insurance company providing workers compensation insurance coverage to the Company totalling approximately $2.0 million as of June 30, 1996. In addition, the Company issued approximately $3.1 million of additional letters of credit in support of its obligations under non-compete agreements entered into in connection with the August 31, 1995, acquisitions described in Note 3.

  The fair market value of the Senior Subordinated Secured Notes and the Senior Discount Debentures at June 30, 1996, was approximately $103.0 million and $126.0 million, respectively. The carrying value of the Company's long-term debt, which has interest rates tied to prime or LIBOR, approximates the fair value of such financial instruments. Management cannot practicably estimate the fair value of the remaining long-term debt because of the lack of quoted market prices for these types of securities and its inability to estimate its fair value without incurring the excessive costs of obtaining an appraisal. The carrying amount represents its original issue price net of remaining original issue discounts, if applicable.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: LEASES

  A subsidiary of the Company leases an operating facility under a capital lease. Assets under capital leases and related accumulated amortization are included in property, plant and equipment in the accompanying consolidated balance sheets as follows:

                                                                             June 30,
                                                                     ------------------------
                                                                      1996              1995
                                                                     -------           -------
                                                                         (In thousands)
 Building . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 6,934           $ 6,934
 Accumulated amortization . . . . . . . . . . . . . . . . . . . .      1,579             1,348
                                                                     -------           -------
    Assets under capital leases, net  . . . . . . . . . . . . . .    $ 5,355           $ 5,586
                                                                     =======           =======

  The Company's subsidiaries also lease certain facilities and equipment under operating leases, some of which contain renewal and escalation clauses. Rent expense was approximately $2.1 million, $1.9 million and $2.1 million for the fiscal years ended June 30, 1996, 1995 and 1994, respectively. Contingent rentals are not significant. Future minimum payments on capital and operating leases are as follows:

                                                                           Capital         Operating
 FISCAL YEARS ENDING JUNE 30,                                               Leases           Leases
 ----------------------------                                              -------          -------
                                                                                (In thousands)
 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   815          $ 2,377
 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            821            2,057
 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            821            1,731
 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            867            1,656
 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            931            1,445
 Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,834            5,556
                                                                           -------          -------
    Total minimum lease payments  . . . . . . . . . . . . . . . . .         21,089          $14,822
                                                                                            =======
 Less amount representing interest  . . . . . . . . . . . . . . . .         13,569
                                                                           -------
    Present value of net future lease payments  . . . . . . . . . .        $ 7,520
                                                                           =======


NOTE 6: MANDATORILY REDEEMABLE PREFERRED STOCK AND OTHER OBLIGATIONS

  Garden State previously authorized and issued Series A, B and C Cumulative Preferred Stock. On May 20, 1994, all the issued and outstanding shares of the Series A and C Preferred Stock, including accrued and unpaid dividends, were purchased by the Company and immediately cancelled. At the same time the Series B Preferred Stock was exchanged for the Denver Newspapers 9% Preferred Stock held by Garden State. After the Preferred Stock purchase and exchange transaction all shares of the Series A, B and C Preferred Stock were immediately cancelled. No gain or loss resulted from the transactions.

  The Garden State amended and restated shareholder agreement provided the Class A common stock Shareholder with the right to "put" all, but not less than all, of its shares any time after August 1, 1994. On May 20, 1994, ANI purchased the Class A common stock interest of Garden State for approximately $9.0 million and recognized an extraordinary gain of $0.7 million in the accompanying consolidated statements of operations.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: CAPITAL STOCK

  ANI has authorized five and issued four classes of common stock
(collectively, the "Common Stock"), each with $.01 par value, as follows:

                         TITLE OF CLASS                              AUTHORIZED SHARES      ISSUED SHARES
                         --------------                              -----------------      -------------
                       Class A Common Stock  . . . . . . . . . . .    2,314,346                      --
                       Class B Common Stock  . . . . . . . . . . .      173,576                 173,576
                       Class D Common Stock  . . . . . . . . . . .      664,450                 664,450
                       Class G Common Stock  . . . . . . . . . . .    1,476,090               1,476,090
                       Class N Common Stock  . . . . . . . . . . .          230                     230

  On June 27, 1995, the Company changed its Class A, B, D, G and N common stock from no par value per share to $.01 par value per share. The increase in par value was recorded as a deduction from additional paid-in capital.

  The holders of the common stock will have the right to vote, as a class, for the election of directors and for all other purposes, and all other rights with respect to each class of common stock will be identical, except rights with respect to dividends. Dividends may be declared and paid on (i) the Class B common stock only to the extent of the assets of the Corporation legally available; therefore, in an aggregate amount equal to (7.5%) of the sum of: (a) the amount of the dividends then being declared upon the Class B common stock and (b) the aggregate amounts simultaneously declared and paid as dividends on the Class D, G and N common stock; and (ii) the Class D common stock only to the extent of the earned surplus of ANI attributable to the Available Separate Consolidated Net Income (as defined in ANI's Amended and Restated Certificate of Incorporation) of Denver Newspapers; (iii) the Class G common stock to the extent of the earned surplus of ANI attributable to the Available Separate Consolidated Net Income of Garden State; and (iv) the Class N common stock to the extent of the earned surplus of ANI attributable to the Available Separate Consolidated Net Income of North Jersey Newspapers Investments, Inc. The Board of Directors may, in its discretion, declare dividends on only one class of common stock to the exclusion of the other classes except Class B. Under certain circumstances, on the fifth anniversary but not later than the tenth anniversary of the May 20, 1994 restructuring, the Class D, G and N common stock will be automatically converted to Class A common stock, based on the then appraised values.

NOTE 8: RETIREMENT PLANS

  Garden State and a majority of its newspaper properties participate in retirement/savings plans and, in addition, contribute to several multi-employer plans on behalf of certain union-represented employee groups. Substantially all of Garden State's full-time employees are covered by these plans. Total expense for these plans for the fiscal years ended June 30, 1996, 1995 and 1994, was approximately $1.4 million, $1.6 million, and $1.3 million, respectively.

  Garden State contributes two percent of an employee's salary to the plan for each employee who works at least 1,000 hours annually and is not covered by a collective bargaining agreement. Garden State contributes an additional one or two percent for each participant in the plan who makes a voluntary contribution of at least two percent of his or her salary. The Company's contribution may be suspended annually at management's discretion.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: RETIREMENT PLANS (CONTINUED)

  A non-contributory defined benefit pension plan was assumed in connection with the August 31, 1995, acquisition. On September 23, 1995, Garden State elected to freeze the plan. Accordingly, all current service cost under the plan was terminated as of September 23, 1995. As of June 30, 1996, the net present value of accumulated benefit obligations exceeded the fair market value of plan assets by $3.9 million.

NOTE 9: INCOME TAXES

  The income tax provision (benefit) for each of the three years ended June 30, 1996, 1995 and 1994, consists of the following:

                                                                          1996               1995              1994
                                                                        --------           --------          --------
                                                                                         (In thousands)
         Current:
           State . . . . . . . . . . . . . . . . . . . . . . . . . .     $   441              $ 285            $   256
           Federal . . . . . . . . . . . . . . . . . . . . . . . . .          75                144                 --
         Deferred:
           State . . . . . . . . . . . . . . . . . . . . . . . . . .        (539)               347                254
           Federal . . . . . . . . . . . . . . . . . . . . . . . . .      (1,834)              (775)            (2,291)
                                                                         -------              -----            -------
         Net (benefit) provision . . . . . . . . . . . . . . . . . .     $(1,857)             $   1            $(1,781)
                                                                         =======              =====            =======

  A reconciliation between the actual income tax expense for financial statement purposes and income taxes computed by applying the statutory Federal income tax rate to financial statement earnings before income taxes for the three years ended June 30, 1996, 1995 and 1994 is as follows:

                                                                    1996          1995       1994
                                                                  --------      --------    ------
 Statutory Federal income tax rate . . . . . . . . . . . . . .      (35%)        (35%)        (35%)
   Effect of:
      Operating losses   . . . . . . . . . . . . . . . . . . .       29           39            5
      State income tax net of federal benefit  . . . . . . . .        3            9            4
      Book/tax basis difference associated with  . . . . . . .
         acquisitions and non-deductible acquisition costs . .      (12)         (20)          (3)
      Non-deductible restructuring cost  . . . . . . . . . . .       --           --           15
      Other, net   . . . . . . . . . . . . . . . . . . . . . .       --            7            1
                                                                    ----         ----         ----
 Financial statement effective tax rate  . . . . . . . . . . .      (15%)          0%         (13%)
                                                                    ====         ====         ====

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: INCOME TAXES (CONTINUED)


 Components of the long-term deferred tax liabilities as of June 30, 1996 and 1995 are as follows:

                                                                      1996             1995
                                                                    --------         --------
                                                                         (In thousands)
 Deferred tax assets:
    Net operating losses and other credits  . . . . . . . . . .     $ 23,593         $ 26,845
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,421            7,702
                                                                    --------         --------
                                                                      31,014           34,547
    Valuation allowance . . . . . . . . . . . . . . . . . . . .      (20,363)         (20,297)
                                                                    --------         --------
    Deferred tax assets . . . . . . . . . . . . . . . . . . . .       10,651           14,250

 Deferred tax liabilities:
    Fixed assets  . . . . . . . . . . . . . . . . . . . . . . .        8,129           10,234
    Intangibles . . . . . . . . . . . . . . . . . . . . . . . .       12,990           15,637
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,807            3,027
                                                                    --------         --------
    Deferred tax liabilities  . . . . . . . . . . . . . . . . .       22,926           28,898

                                                                    --------         --------
 Net deferred tax liabilities . . . . . . . . . . . . . . . . .     $ 12,275         $ 14,648
                                                                    ========         ========

  In fiscal year 1995, the Company generated federal taxable income which was completely offset by operating loss carryforwards. However, the Company did incur alternative minimum tax which can be carried forward as a credit to future taxable income.

  At June 30, 1996, the Company has approximately $66.0 million of net operating loss carryforwards for tax reporting purposes available to offset its future taxable income which expire in 2001 through 2009.

  The Company made state and federal tax payments of approximately $0.6 million, $0.8 million, and $0.1 million during fiscal years 1996, 1995 and 1994, respectively.

NOTE 10: RELATED PARTY TRANSACTIONS

  MediaNews Group, Inc., an affiliate of certain of the Company's shareholders, provides management services to the Company and its subsidiaries. Related management fees are shown on the accompanying consolidated statements of operations.

NOTE 11: CONTINGENCIES

  The Company's subsidiaries are involved in a number of legal proceedings which have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

  Effective June 30, 1996, the Company guaranteed up to $5.0 million of The Denver Post's bank credit facility through the period ended December 1, 1996. Based on the current financial position of The Denver Post, the Company does not believe its exposure to loss is likely.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12: INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

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

  Prior to the exercise of the Denver Newspapers warrant by Media General, the Company recorded 100 percent of the net income applicable to common stock of Denver Newspapers in all periods presented. As a result of Media General exercising its warrant, the Company reduced its equity pick-up of Denver Newspapers' net income applicable to common stock from 100 percent to 60 percent effective with the second quarter of fiscal 1995. In addition, upon Media General exercising its Denver Newspapers warrant, Denver Newspapers issued 40 new shares of Class A common stock for $1,000 per share, resulting in a gain of approximately $1.0 million from the sale of common stock of an unconsolidated subsidiary, which was recorded during the quarter ended December 31, 1994. The Company has not provided for deferred taxes on the gain on sale of common stock or on the undistributed earnings of Denver Newspapers due to the Company's recognition of operating loss carryforwards for financial reporting purposes as offsets to deferred tax liabilities. Such operating loss carryforwards are expected to be realized prior to the expiration of the loss carryforwards.

  The Company's investment in Denver Newspapers at June 30, 1996, was less than the book value of the underlying 60 percent of common equity in Denver Newspapers as a result of the gain of approximately $1.0 million on the sale of the 40 percent interest in Denver Newspapers not being sufficient to fully offset the Denver Newspapers' losses previously recorded at 100 percent prior to Media General's exercise of its warrant. Media General also owns 100 percent of Denver Newspapers' preferred stock, which accretes dividends at the rate of $2.7 million per year.

SUMMARIZED FINANCIAL INFORMATION OF DENVER NEWSPAPERS, INC.

  The following is summarized balance sheet information for Denver Newspapers as of June 30, 1996 and 1995, and summarized statements of operations for the fiscal years ended June 30, 1996, 1995 and 1994 (in thousands):

 SUMMARIZED BALANCE SHEETS

                                                                            June 30,
                                                                -------------------------------
                                                                  1996                   1995
                                                                --------               --------
                         ASSETS
                         ------
 Current assets. . . . . . . . . . . . . . . . . . . . . . .    $ 38,604               $ 35,556
 Noncurrent assets . . . . . . . . . . . . . . . . . . . . .     101,305                 85,330
                                                                --------               --------
   Total assets. . . . . . . . . . . . . . . . . . . . . . .    $139,909               $120,886
                                                                ========               ========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
 Current liabilities   . . . . . . . . . . . . . . . . . . .    $ 33,270               $ 32,233
 Noncurrent liabilities. . . . . . . . . . . . . . . . . . .      41,466                 30,416
 Mandatorily redeemable preferred stock  . . . . . . . . . .      53,175                 50,475
 Shareholders' equity  . . . . . . . . . . . . . . . . . . .      11,998                  7,762
                                                                --------               --------
   Total liabilities and shareholders' equity  . . . . . . .    $139,909               $120,886
                                                                ========               ========

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: INVESTMENT IN UNCONSOLIDATED SUBSIDIARY (CONTINUED)


          SUMMARIZED STATEMENTS OF OPERATIONS                               Years ended June 30
                                                                      1996          1995        1994
                                                                  --------------------------------------
Total Revenues . . . . . . . . . . . . . . . . . . . . . . . . .  $    183,037  $   162,086  $   142,067
                                                                  ============  ===========  ===========
Cost of Sales  . . . . . . . . . . . . . . . . . . . . . . . . .  $    106,368  $    83,026  $    68,933
                                                                  ============  ===========  ===========
Net income before cumulative effect of
 accounting change and extraordinary credit. . . . . . . . . . .  $      6,956  $    10,990  $     9,220
                                                                  ============  ===========  ===========
Cumulative effect of accounting change . . . . . . . . . . . . .  $         --  $    (2,856) $        --
                                                                  ============  ===========  ===========
Net income applicable to common stock. . . . . . . . . . . . . .  $      4,236  $     5,344  $     6,264
                                                                  ============  ===========  ===========


  In December, 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 106 ("SFAS 106"), which requires Denver Newspapers to recognize, as an expense, the future projected cost of providing post-retirement health care and life insurance benefits as the employee provides services instead of when the benefits are paid. Denver Newspapers has four plans that required the adoption of SFAS 106 on July 1, 1994. Denver Newspapers' adoption of SFAS 106 in the first quarter of fiscal 1995 resulted in a $4.4 million (pre-tax) cumulative effect of an accounting change, and a $2.9 million net of tax charge to fiscal year 1995 earnings. Denver Newspapers intends to fund this obligation from continuing operations.


NOTE 13: COMBINED SUMMARIZED FINANCIAL INFORMATION OF AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND DENVER NEWSPAPERS, INC.

  The combined summarized financial statements include the accounts of Affiliated Newspapers Investments, Inc. and Denver Newspapers, Inc. The companies have common ownership, management, and each have the same fiscal year-end. All significant intercompany balances and transactions have been eliminated. The summarized combined financial information has been presented to supplement the presentation contained in the consolidated financial statements of the Company. The Company has a significant economic interest in Denver Newspapers and may be dependent, in part, upon dividends from Denver Newspapers to service its debt in the future.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: COMBINED SUMMARIZED FINANCIAL INFORMATION OF AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND DENVER NEWSPAPERS, INC. (CONTINUED)

  The following is the combined summarized balance sheet information for ANI and Denver Newspapers as of June 30, 1996 and 1995, and combined summarized statements of operations for the fiscal years ended June 30, 1996, 1995 and 1994 (in thousands):

 SUMMARIZED COMBINED BALANCE SHEETS

                                                                           June 30,
                                                                ----------------------------
                                                                  1996                 1995
                                                                --------             --------
                          ASSETS
                          ------
 Current assets . . . . . . . . . . . . . . . . . . . . . . .   $  77,457            $  85,784
 Noncurrent assets  . . . . . . . . . . . . . . . . . . . . .     303,291              285,743
                                                                ---------            ---------
   Total assets . . . . . . . . . . . . . . . . . . . . . . .   $ 380,748            $ 371,527
                                                                =========            =========

             LIABILITIES AND SHAREHOLDERS' DEFICIT
             -------------------------------------
 Current liabilities. . . . . . . . . . . . . . . . . . . . .   $  75,939            $  67,730
 Noncurrent liabilities . . . . . . . . . . . . . . . . . . .     375,979              368,430
 Minority interest  . . . . . . . . . . . . . . . . . . . . .       7,172                5,477
 Mandatorily redeemable preferred stock   . . . . . . . . . .      53,175               50,475
 Shareholders' deficit  . . . . . . . . . . . . . . . . . . .    (131,517)            (120,585)
                                                                ---------            ---------
   Total liabilities and combined shareholders' deficit . . .   $ 380,748            $ 371,527
                                                                =========            =========



SUMMARIZED COMBINED STATEMENTS OF OPERATIONS                             Years ended June 30
                                                                   1996          1995         1994
                                                                 -----------------------------------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $428,467      $375,131     $328,710
                                                                 ========      ========     ========
Cost of Sales . . . . . . . . . . . . . . . . . . . . . . . . .  $204,837      $162,124     $137,464
                                                                 ========      ========     ========
Gain on sale of newspaper property  . . . . . . . . . . . . . .  $  8,291      $  4,153     $  6,536
                                                                 ========      ========     ========
Gain on sale of stock by Denver Newspapers  . . . . . . . . . .  $     --      $    996     $     --
                                                                 ========      ========     ========
Minority interest in (income) applicable
 to common stock  . . . . . . . . . . . . . . . . . . . . . . .  $ (1,695)     $ (2,458)    $     --
                                                                 ========      ========     ========
Loss before cumulative effect of
 accounting change. . . . . . . . . . . . . . . . . . . . . . .  $(10,932)     $ (2,738)    $(10,906)
                                                                 ========      ========     ========
Cumulative effect of accounting change  . . . . . . . . . . . .  $     --      $ (2,856)    $     --
                                                                 ========      ========     ========
Loss applicable to common stock . . . . . . . . . . . . . . . .  $(10,932)     $ (8,293)    $(16,288)
                                                                 ========      ========     ========



NOTE 14:  SUBSEQUENT EVENT

  Subsequent to June 30, 1996, MediaNEWS Group, Inc. signed a letter of intent agreeing to acquire the business and assets of five newspapers and the associated publications, acting directly through the Company or one of its affiliated companies. The acquisition is subject to normal due diligence and the negotiation of a definitive purchase agreement. Upon completion of due diligence and a definitive purchase agreement certain of the acquired businesses and assets may become assets of the Company.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
           Schedule I - Condensed Financial Information of Registrant
                             (Parent Company Only)


                                BALANCE SHEETS

                                                                                  June 30,
                                                                          ---------------------
                                                                             1996       1995
                                                                          ---------   ---------
                                                                          (Dollars in thousands,
                                                                           except share data)
 ASSETS
 Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     200  $    200
 Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1         1
                                                                          ---------  --------

   Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     201  $    201
                                                                          ========= =========

 LIABILITIES
 Accounts payable to affiliate  . . . . . . . . . . . . . . . . . . . .   $     120  $     60
 Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .     115,113   100,595
 Long-term deferred taxes . . . . . . . . . . . . . . . . . . . . . . .         520       364
 Deficit in unconsolidated subsidiaries . . . . . . . . . . . . . . . .      15,965    19,767
                                                                          --------- ---------

   Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .     131,718   120,786

 SHAREHOLDERS' DEFICIT:
 Common stock, $.01 and no par value at June 30, 1996 and 1995, respectively; 4,628,692 shares authorized; 2,314,346 shares issued
   and outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . .          23        23
 Additional paid-in capital     . . . . . . . . . . . . . . . . . . . .       3,611     3,611
 Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (135,151) (124,219)
                                                                          --------- ---------
   Total shareholders' deficit  . . . . . . . . . . . . . . . . . . . .    (131,517) (120,585)
                                                                          --------- ---------
 Total Liabilities and Shareholders' deficit  . . . . . . . . . . . . .   $     201 $     201
                                                                          ========= =========

                 See notes to consolidated financial statements

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
           Schedule I - Condensed Financial Information of Registrant
                             (Parent Company Only)


                            STATEMENTS OF OPERATIONS


                                                                        Years Ended June 30,
                                                                 ----------------------------------
                                                                    1996        1995         1994
                                                                 ---------   ----------   ---------
                                                                           (In thousands)
Income (loss) in subsidiaries . . . . . . . . . . . . . . . .    $  3,802    $  6,796      $ (4,826)
Interest expense. . . . . . . . . . . . . . . . . . . . . . .     (14,518)    (12,805)       (1,359)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (60)        (60)       (5,294)
Gain on sale of common stock by unconsolidated subsidiary . .          --         996            --
                                                                 --------    --------      --------
Loss before income taxes, cumulative effect of
  accounting change of unconsolidated subsidiary and
  extraordinary credit. . . . . . . . . . . . . . . . . . . .     (10,776)     (5,073)      (11,479)

Income tax expense  . . . . . . . . . . . . . . . . . . . . .        (156)       (364)           --
                                                                 --------    --------      --------

Loss before cumulative effect of accounting change of
  unconsolidated subsidiary and extraordinary credit    . . .     (10,932)     (5,437)      (11,479)

Cumulative effect of accounting change of unconsolidated
  subsidiary  . . . . . . . . . . . . . . . . . . . . . . . .          --      (2,856)           --
Extraordinary credit  . . . . . . . . . . . . . . . . . . . .          --          --           730
                                                                 --------    --------      --------
Loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(10,932)   $ (8,293)     $(10,749)
                                                                 ========    ========      ========

                 See notes to consolidated financial statements

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
           Schedule I - Condensed Financial Information of Registrant
                             (Parent Company Only)


                           STATEMENTS OF CASH FLOWS

                                                                        Years Ended June 30,
                                                                  ----------------------------------
                                                                     1996         1995         1994
                                                                  ---------    ----------   --------
                                                                             (In thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES
   Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(10,932)      $(8,293)    $(10,749)
   (Income) loss from subsidiaries  . . . . . . . . . . . . . .     (3,802)       (4,936)       4,826
   Extraordinary gain . . . . . . . . . . . . . . . . . . . . .         --            --         (730)
   Amortization of debt discount    . . . . . . . . . . . . . .     14,518        12,805        1,359
   Debt issuance cost . . . . . . . . . . . . . . . . . . . . .         --            --        5,294
   Deferred tax expense . . . . . . . . . . . . . . . . . . . .        156           364           --
   Change in affiliated account balance . . . . . . . . . . . .         60            60           --
                                                                  --------       -------     --------
     NET CASH FLOWS FROM OPERATING ACTIVITIES . . . . . . . . .         --            --           --

 CASH FLOW FROM INVESTING ACTIVITIES
   Investment in subsidiaries . . . . . . . . . . . . . . . . .         --            --      (21,535)
                                                                  --------       -------     --------
     NET CASH FLOW FROM INVESTING ACTIVITIES  . . . . . . . . .         --            --      (21,535)

 CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt and common stock, net . . . . . .         --            --       84,770
   Purchase of subsidiary preferred stock and other obligations         --            --      (63,035)
                                                                  --------       -------     --------
     NET CASH FLOWS FROM FINANCING ACTIVITIES . . . . . . . . .         --            --       21,735

 INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . .         --            --          200
 CASH AT BEGINNING OF YEAR  . . . . . . . . . . . . . . . . . .        200           200           --
                                                                  --------       -------     --------
 CASH AT END OF YEAR  . . . . . . . . . . . . . . . . . . . . .   $    200       $   200     $    200
                                                                  ========       =======     ========

                 See notes to consolidated financial statements

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FISCAL YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                 (In thousands)

                                       Balance at     Additions                                  Balance at
                                      Beginning of   charged to        Net       Acquisitions      End of
                                         Period     Expense, Net   Deductions   (Dispositions)     Period
                                      ------------  ------------   ----------   --------------   ----------
 YEAR ENDED JUNE 30, 1996
    Reserves and allowances deducted
           from asset accounts:

   Allowance for uncollectible
    accounts . . . . . . . . . . . . .       $1,931      $2,510        $2,474        $459           $2,426

 YEAR ENDED JUNE 30, 1995
   Reserves and allowances deducted
     from asset accounts:

   Allowance for uncollectible
    accounts . . . . . . . . . . . . .       $2,321      $2,876        $3,343        $ 77           $1,931

 YEAR ENDED JUNE 30, 1994
   Reserves and allowances deducted
     from asset accounts:

   Allowance for uncollectible
    accounts . . . . . . . . . . . . .       $1,656      $2,640        $2,530        $555           $2,321

                         Report of Independent Auditors


The Board of Directors
Denver Newspapers, Inc.

We have audited the accompanying consolidated balance sheets of Denver Newspapers, Inc. and subsidiaries (the "Company") as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule
II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Denver Newspapers, Inc. and subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, effective July 1, 1994, the Company changed its method of accounting for post-retirement benefits.


                                                     ERNST & YOUNG LLP



Denver, Colorado
August 30, 1996

                    Denver Newspapers, Inc. and Subsidiaries
                          Consolidated Balance Sheets





                                                                                  June 30,
                                                                           1996           1995
                                                                        --------------------------
                                                                              (In Thousands)
                                 ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .    $  8,947       $  7,769
   Short-term investments  . . . . . . . . . . . . . . . . . . . . . .          --          1,326
   Trade accounts receivable, less allowance for doubtful
     accounts (1996--$2,055; 1995--$2,239) . . . . . . . . . . . . . .      21,586         16,779
   Inventories of newsprint and supplies . . . . . . . . . . . . . . .       4,380          6,194
   Prepaid expenses and other assets . . . . . . . . . . . . . . . . .       1,431          1,535
   Deferred federal income taxes . . . . . . . . . . . . . . . . . . .       2,260          1,953
                                                                          --------       --------
      TOTAL CURRENT ASSETS   . . . . . . . . . . . . . . . . . . . . .      38,604         35,556

 PROPERTY, PLANT AND EQUIPMENT
   Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,935          6,859
   Buildings and improvements  . . . . . . . . . . . . . . . . . . . .      21,920         16,750
   Machinery and equipment   . . . . . . . . . . . . . . . . . . . . .      80,745         63,372
   Construction-in-progress  . . . . . . . . . . . . . . . . . . . . .         135         14,175
                                                                          --------       --------
                                                                           109,735        101,156
   Accumulated depreciation and amortization . . . . . . . . . . . . .     (42,308)       (35,110)
                                                                          --------       --------
      Net property, plant and equipment  . . . . . . . . . . . . . . .      67,427         66,046

 OTHER ASSETS
   Subscriber accounts less accumulated amortization
     of $19 at June 30, 1996 . . . . . . . . . . . . . . . . . . . . .       1,737             --
   Excess of cost over fair value of net assets acquired,
     less accumulated amortization of $48 at
     June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .      11,582             --
   Net pension asset . . . . . . . . . . . . . . . . . . . . . . . . .      20,096         19,043
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         463            241
                                                                          --------       --------
      TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . .      33,878         19,284
                                                                          --------       --------

 TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $139,909       $120,886
                                                                          ========       ========

                                                                                June 30,
                                                                           1996          1995
                                                                       --------------------------
                                                                              (In thousands,
                                                                            except share data)
                  LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Trade accounts payable . . . . . . . . . . . . . . . . . . . . . .  $  9,728        $ 13,172
   Accrued employee compensation  . . . . . . . . . . . . . . . . . .     4,166           3,852
   Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .     6,579           6,109
   Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . .       122               8
   Federal income taxes payable . . . . . . . . . . . . . . . . . . .     1,769             611
   Unearned income. . . . . . . . . . . . . . . . . . . . . . . . . .     8,401           7,540
   Current portion of long-term debt and
    capital leases. . . . . . . . . . . . . . . . . . . . . . . . . .     2,505             941
                                                                       --------        --------
      TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . .    33,270          32,233

 OBLIGATIONS UNDER CAPITAL LEASES . . . . . . . . . . . . . . . . . .     2,993           2,455

 LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,000           4,000

 OTHER LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . .     6,495           6,034

 DEFERRED FEDERAL INCOME TAXES. . . . . . . . . . . . . . . . . . . .    17,978          17,927

 MANDATORILY REDEEMABLE 9% CUMULATIVE
   PREFERRED STOCK, PAR VALUE $25,000 PER
   SHARE; 1,200 SHARES AUTHORIZED, ISSUED AND
   OUTSTANDING  . . . . . . . . . . . . . . . . . . . . . . . . . . .    53,175          50,475

 SHAREHOLDERS' EQUITY:
   Common stock, par value $1 per share; Class A,
     authorized 120 shares; 40 shares issued and
     outstanding; Class B, authorized 120 shares;
     60 shares issued and outstanding . . . . . . . . . . . . . . . .        --              --
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . .     7,762           7,762
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . .     4,236              --
                                                                       --------        --------
      TOTAL SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . .    11,998           7,762
                                                                       --------        --------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . . . . . .  $139,909        $120,886
                                                                       ========        ========

          See accompanying notes to Consolidated Financial Statements.

                    Denver Newspapers, Inc. and Subsidiaries
                     Consolidated Statements of Operations



                                                             Years ended June 30,
                                                      1996          1995         1994
                                                     -----------------------------------
                                                               (In Thousands)
 REVENUES  . . . . . . . . . . . . . . . . . . . . . $183,037     $162,086      $142,067
 COSTS AND EXPENSES:
   Cost of sales . . . . . . . . . . . . . . . . . .  106,368       83,026        68,933
   Selling, general and administrative . . . . . . .   57,190       55,338        50,570
   Management fees . . . . . . . . . . . . . . . . .      641          575           501
   Depreciation and amortization . . . . . . . . . .    6,577        5,743         5,626
   Interest expense. . . . . . . . . . . . . . . . .      805          636         1,406
   Other expense (income). . . . . . . . . . . . . .     (147)        (271)        1,529
                                                     --------     --------      --------
 TOTAL COSTS AND EXPENSES. . . . . . . . . . . . . .  171,434      145,047       128,565
                                                     --------     --------      --------

 INCOME BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE. . . . . . . . . . . . . . . . .   11,603       17,039        13,502

 INCOME TAX (PROVISION) BENEFIT. . . . . . . . . . .   (4,667)      (6,139)       (4,282)
                                                     --------     --------      --------

 INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE  . . . . . . . . . . .    6,936       10,900         9,220

 CUMULATIVE EFFECTIVE OF
  ACCOUNTING CHANGE, NET OF TAXES
  OF $1,538. . . . . . . . . . . . . . . . . . . . .       --       (2,856)           --
                                                     --------     --------      --------

 NET INCOME. . . . . . . . . . . . . . . . . . . . .    6,936        8,044         9,220

 ACCRETION OF DIVIDENDS ON
  PREFERRED STOCK. . . . . . . . . . . . . . . . . .   (2,700)      (2,700)       (2,956)
                                                     --------     --------      --------

 NET INCOME APPLICABLE TO
  COMMON STOCK . . . . . . . . . . . . . . . . . . . $  4,236     $  5,344      $  6,264
                                                     ========     ========      ========

          See accompanying notes to Consolidated Financial Statements.

                    Denver Newspapers, Inc. and Subsidiaries
      Consolidated Statements of Changes in Shareholders' Equity (Deficit)



                                                           Retained      Additional        Total
                                                           Earnings       Paid-in       Shareholders'
                                                           (Deficit)       Equity         Capital
                                                          ----------     ----------     -----------
                                                                        (In Thousands)
 BALANCE AT JUNE 30, 1993 . . . . . . . . . . . . . . .   $(13,866)      $     -         $(13,866)
   Net income   . . . . . . . . . . . . . . . . . . . .      9,220            --            9,220
   Capital contributions  . . . . . . . . . . . . . . .         --        10,000           10,000
   Accreted and paid dividends on preferred stock           (2,660)         (296)          (2,956)
                                                          --------       -------         --------
 BALANCE AT JUNE 30, 1994 . . . . . . . . . . . . . . .     (7,306)        9,704            2,398
   Net income   . . . . . . . . . . . . . . . . . . . .      8,044            --            8,044
   Exercise of common stock warrant . . . . . . . . . .         --            20               20
   Accretion of dividends on preferred stock  . . . . .       (738)       (1,962)          (2,700)
                                                          --------       -------         --------
 BALANCE AT JUNE 30, 1995 . . . . . . . . . . . . . . .         --         7,762            7,762
   Net income   . . . . . . . . . . . . . . . . . . . .      6,936            --            6,936
   Accretion of dividends on preferred stock  . . . . .     (2,700)           --           (2,700)
                                                          --------       -------         --------
 BALANCE AT JUNE 30, 1996 . . . . . . . . . . . . . . .   $  4,236       $ 7,762         $ 11,998
                                                          ========       =======         ========

          See accompanying notes to Consolidated Financial Statements.

                    Denver Newspapers, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                           Years ended June 30,
                                                               --------------------------------------
                                                                  1996          1995          1994
                                                               ----------    ----------     ---------
                                                                           (In Thousands)
 OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . .  $  6,936      $  8,044        $  9,220
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Cumulative effect of accounting change . . . . . . . . .        --         2,856              --
     Depreciation and amortization  . . . . . . . . . . . . .     6,577         5,743           5,626
     Deferred federal income tax (benefit). . . . . . . . . .      (256)       (2,489)           (263)
     Change in operating assets and liabilities:
       (Increase) in accounts receivable, net . . . . . . . .    (4,220)       (2,086)         (2,037)
       (Increase) decrease in inventories . . . . . . . . . .     2,100        (1,051)         (1,017)
       (Increase) decrease in income taxes receivable . . . .        --           521            (521)
       (Increase) decrease in prepaid expenses and other
         current assets . . . . . . . . . . . . . . . . . . .      (106)         (838)            337
       (Increase) in pension assets . . . . . . . . . . . . .    (1,053)         (916)         (1,068)
       Increase (decrease) in accounts payable and
         current liabilities. . . . . . . . . . . . . . . . .    (1,819)        6,361           4,412
       Other. . . . . . . . . . . . . . . . . . . . . . . . .       746         1,693           1,444
                                                               --------      --------        --------
    NET CASH FROM OPERATING ACTIVITIES  . . . . . . . . . . .     8,905        17,388          16,133

 INVESTING ACTIVITIES:
  Purchase of newspaper properties. . . . . . . . . . . . . .   (15,716)           --              --
  Purchases of property, plant and equipment, net
       of capital leases  . . . . . . . . . . . . . . . . . .    (3,745)      (14,353)         (1,477)
  (Increase) decrease in short-term investments . . . . . . .     1,327            --          (1,327)
                                                               --------      --------        --------
    NET CASH FROM INVESTING ACTIVITIES. . . . . . . . . . . .   (18,134)      (14,353)         (2,804)

 FINANCING ACTIVITIES:
  Issuance of long-term debt  . . . . . . . . . . . . . . . .    17,500         9,000          17,000
  Principal payments on long-term debt  . . . . . . . . . . .    (6,007)      (12,000)        (27,500)
  Principal payments on capital lease obligations . . . . . .    (1,086)         (729)         (4,600)
  Repurchase of other obligation and 8% preferred stock . . .        --            --         (11,620)
  Capital contributions . . . . . . . . . . . . . . . . . . .        --            --          10,000
  Net proceeds from exercise of common stock warrant. . . . .        --            20              --
                                                               --------      --------        --------
    NET CASH FROM FINANCING ACTIVITIES    . . . . . . . . . .    10,407        (3,709)        (16,720)
                                                               --------      --------        --------

 NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS  . . . . . . . . . . . . . . . . . . . . . . .     1,178          (674)         (3,391)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF
   YEAR . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,769         8,443          11,834
                                                               --------      --------        --------
 CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . .  $  8,947      $  7,769        $  8,443
                                                               ========      ========        ========

                    Denver Newspapers, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (continued)



                                                                          Years ended June 30
                                                                     1996        1995        1994
                                                                    ------------------------------
                                                                           (In Thousands)
 SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid . . . . . . . . . . . . . . . . . . . . . . . .  $  830      $  595      $1,332
                                                                    ======      ======      ======
     Income taxes paid . . . . . . . . . . . . . . . . . . . . . .  $3,765      $6,174      $4,955
                                                                    ======      ======      ======



          See accompanying notes to Consolidated Financial Statements.

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

    Denver Newspapers, Inc. ("Denver Newspapers") and its subsidiaries are in the business of publishing daily and weekly newspapers.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Denver Newspapers and its wholly owned subsidiary, The Denver Post Corporation ("DPC"), and DPC's wholly owned subsidiary, Eastern Colorado Publishing Company ("Eastern Colorado") (collectively referred to as "the Company"). Prior to May 20, 1994, the consolidated financial statements also included the accounts of the Company's wholly owned subsidiary, Denver Media Holdings, Inc. ("DMHI"), which, prior to the Equity Repurchase transaction described in Note 2, held all the outstanding common stock of DPC. At June 30, 1996, 60 percent of the Company's common stock was held by Affiliated Newspapers Investments, Inc. and 40 percent was held by Media General, Inc. All intercompany accounts were eliminated upon consolidation.

RECLASSIFICATION

    Certain prior year amounts have been reclassified in order to conform with current year presentation.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

SHORT-TERM INVESTMENTS

    Short-term investments primarily include U.S. Treasury notes which are valued at cost, which approximates fair value.

INVENTORIES

    Inventories, which largely consist of newsprint, are valued at the lower of cost or market. Cost for newsprint inventory is determined using the last-in, first-out ("LIFO") method. If newsprint inventory were valued at first-in, first-out (FIFO), newsprint inventory at June 30, 1996 and 1995 would have been $5.2 million and $7.3 million, respectively. The LIFO valuation had the effect of decreasing cost of sales by $0.2 million for the year ended June 30, 1996 and had the effect of increasing cost of sales by $1.7 million for the year ended June 30, 1995. Effective July 1, 1996, the Company elected to change its method of accounting for inventories from LIFO to FIFO.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost. Buildings and machinery and equipment are depreciated using the straight-line method over the expected useful lives of the individual assets.

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

INTANGIBLE ASSETS

     Intangible assets acquired are recorded at their estimated fair values as of the date of acquisition. The excess of cost over fair value of net assets acquired is being amortized using the straight-line method over a period of 40 years. Subscriber accounts are amortized using the straight-line method over 15 years.

IMPAIRMENT OF LONG-LIVED ASSETS

     The carrying value of long-lived assets is reviewed annually; however, if at any time the facts or circumstances at any of the Company's individual newspaper operations indicate impairment of asset values as a result of continual declines in performance or as a result of fundamental changes in a newspaper's market, a determination is made as to whether the carrying value of the newspaper's long-lived assets exceeds its estimated realizable value. For purposes of this determination, estimated realizable value is evaluated based on values placed on comparable newspaper properties, generally based on a multiple of revenue and operating profit (before depreciation and amortization).

INCOME TAXES

    The Company accounts for income taxes using the asset and liability method of accounting. Deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates to differences between the financial statement carrying amount and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

FINANCIAL INSTRUMENTS

    The carrying value of long-term debt at June 30, 1996, approximates the fair value of such financial instruments. Management cannot practicably estimate the fair value of its mandatorily redeemable preferred stock because of the lack of quoted market prices for this type of security and its inability to estimate its fair value without incurring the excessive costs of obtaining an appraisal. The carrying amount represents its original issue price plus accumulated and unpaid dividends.

ADVERTISING COSTS

    The Company expenses all advertising cost as incurred. Advertising costs included in the Consolidated Statements of Operations for the years ended June 30, 1996, 1995 and 1994, were approximately $4.0 million, $4.1 million and $3.4 million, respectively.

USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.  EQUITY REPURCHASE

    On May 20, 1994, the Company repurchased its 8% Preferred Stock and warrants to purchase 16.5% of DMHI for a total of $11.6 million. The repurchase was funded with proceeds from equity contributions from Affiliated Newspapers Investments, Inc. and Media General, Inc. for a combined total of $10.0 million and a $1.6 million dividend from DPC. Upon the repurchase, DMHI was merged into the Company.


3.  ACQUISITIONS

    On May 1, 1996, DPC purchased from Garden State Newspapers, Inc., an affiliate of the Company, the common stock of Eastern Colorado, which publishes the daily and weekly newspapers listed below:


   Newspaper Location                Daily Publication                   Weekly Publication
  -----------------------------     ---------------------------         -----------------------------
 Fort Morgan, Colorado              Fort Morgan Times                   Morgan Times Review(a)

 Sterling, Colorado                 Journal-Advocate                    J. A. Shopper(a)

 Lamar, Colorado                    Lamar Daily News                    Tri-State Trader(a)

 Sidney, Nebraska                   Sidney Telegraph                    High Plains Shopping Guide(a)

 Akron, Colorado                    None                                Akron News Reporter(b)

 Brush, Colorado                    None                                Brush News-Tribune(b)

 Julesburg, Colorado                None                                Julesburg Advocate(b)

- -----------------------------
(a) Free weekly distribution
(b) Paid weekly distribution

    The common stock of Eastern Colorado was purchased for approximately $15.7 million, including the assumption of $0.2 million of discounted non-compete payments and other long-term obligations associated with the newspapers acquired. The sales price of Eastern Colorado was deemed to be fair based on an independent appraisal of the transaction.

    The acquisition was accounted for as a purchase; accordingly, the operations of Eastern Colorado have been included since the date of acquisition. The assets acquired and liabilities assumed have been recorded at their estimated fair value at the date of acquisition. These fair values are based on management's best estimate and are subject to change in the final allocation of the purchase price. The excess of cost over fair value of net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 and 15 years, respectively.

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.  LONG-TERM DEBT

    In April, 1996, the Company restructured its existing revolving bank credit facility (the "Agreement") to increase the credit commitment to $22.0 million, which includes a $20.0 million revolving loan commitment and a $2.0 million letter of credit commitment. At June 30, 1996, approximately $1.6 million of the letter of credit commitment was used in support of workers' compensation insurance. The principal borrowings under the Agreement bear interest at a variable rate based on either the bank's prime rate of interest or a LIBOR rate. The Company also pays an annual fee of one-fourth of one percent on the unused commitment, payable quarterly.

    The Agreement contains restrictions and limitations with respect to additional debt, capital expenditures and lease arrangements. In addition, the Agreement requires the maintenance of certain financial ratios, operating statistics and cash flow levels. All of DPC's and its subsidiaries' assets and common stock are pledged as collateral under the Agreement.

    Under the terms of the Agreement, the annual commitment under the revolving loan commitment shall be permanently reduced on each date set forth below by the corresponding amount shown for such date. Reductions shall be mandatory and cumulative (in thousands):

                           June 30, 1997 . . . . . . .  $6,000
                           June 30, 1998 . . . . . . .   7,000
                           June 30, 1999 . . . . . . .   7,000

    On June 30, 1999, all letters of credit drawings (if any) and any outstanding balance under the revolving loan commitment are due and payable.


5.  LEASES

    The Company leases certain equipment, vehicles and office space under various operating and capital leases. Several of these leases contain renewal and purchase options and escalation clauses. Accumulated amortization on capital leases is included in accumulated depreciation in the accompanying consolidated balance sheets.

    Property, plant and equipment includes the following amounts for assets under capital leases:

                                                                  JUNE 30,
                                                             1996        1995
                                                           --------------------
                                                              (In Thousands)
 Machinery and equipment . . . . . . . . . . . . . . . .   $ 6,314      $ 4,938
 Accumulated amortization  . . . . . . . . . . . . . . .    (2,957)      (2,000)
                                                           -------      -------
 Machinery and equipment under capital leases, net . . .   $ 3,357      $ 2,938
                                                           =======      =======

    Interest paid under capital leases during the years ended June 30, 1996, 1995 and 1994 was approximately $0.3 million, $0.2 million and $0.6 million, respectively.

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.  LEASES (CONTINUED)

    Future minimum lease payments, by year and in the aggregate, for noncancellable operating and capital leases with initial or remaining terms of one year or more, consisted of the following at June 30, 1996:

                                                                                Capital       Operating
                                                                                 Leases         Leases
                                                                                -------       ----------
                                                                                      (In Thousands)
                          1997 . . . . . . . . . . . . . . . . . . . . . . . .   $1,220          $ 2,008
                          1998 . . . . . . . . . . . . . . . . . . . . . . . .    1,121            1,833
                          1999 . . . . . . . . . . . . . . . . . . . . . . . .    1,244            1,615
                          2000 . . . . . . . . . . . . . . . . . . . . . . . .      775            2,060
                          2001 . . . . . . . . . . . . . . . . . . . . . . . .      254            1,918
                          Thereafter . . . . . . . . . . . . . . . . . . . . .       18            5,392
                                                                                 ------          -------
                          Total minimum obligations  . . . . . . . . . . . . .    4,632          $14,826
                                                                                                 =======
                          Less amount representing interest  . . . . . . . . .     (721)
                                                                                 ------
                          Present value of net minimum obligations . . . . . .    3,911
                          Less current portion . . . . . . . . . . . . . . . .      918
                                                                                 ------
                          Long-term obligations under capital lease. . . . . .   $2,993
                                                                                 ======

    Rental expense was approximately $2.6 million, $2.5 million and $2.3 million for the years ended June 30, 1996, 1995, and 1994, respectively.


6.  EMPLOYEE PENSION PLANS

    The Company sponsors two noncontributory defined benefit pension plans which cover substantially all employees other than certain union employees covered by multi-employer pension plans under collective bargaining agreements. The plan covering salaried and management employees provides benefits based on employees' years of service and compensation during the years immediately preceding retirement. The plan covering certain union employees provides benefits of stated amounts based on length of service. The Company's funding policy for both plans is to make the minimum annual contributions required by the Employee Retirement Income Security Act of 1974.

    The components of net periodic pension income for the Company's two qualified defined benefit plans for the years ended June 30, 1996, 1995 and 1994 are as follows:

                                                                              1996              1995             1994
                                                                         -------------------------------------------------
                                                                                          (In Thousands)
 Service cost-benefits earned during the period  . . . . . . . . . . .   $ 1,282             $ 1,004             $ 1,202
 Interest cost on projected benefit obligations  . . . . . . . . . . .     2,240               2,187               2,075
 Actual return on plan assets  . . . . . . . . . . . . . . . . . . . .    (6,470)             (6,697)               (667)
 Net amortization and deferral . . . . . . . . . . . . . . . . . . . .     1,895               2,590              (3,678)
                                                                         -------             -------             -------
 Net pension income  . . . . . . . . . . . . . . . . . . . . . . . . .   $(1,053)            $  (916)            $(1,068)
                                                                         =======             =======             =======

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



6.  EMPLOYEE PENSION PLANS (CONTINUED)

    The following table sets forth the funding status and amounts recognized in the Company's consolidated balance sheets at June 30, 1996, 1995 and 1994 related to the Company's defined benefit plans:

                                                                         1996         1995           1994
                                                                       -------------------------------------
                                                                                  (In Thousands)
                   Actuarial present value of benefit obligations:
                     Accumulated benefit obligations, including
                       vested benefits of $29,542, $28,060 and
                       $24,517 for 1996, 1995 and 1994,
                       respectively . . . . . . . . . . . . . . . .    $29,904      $28,403          $25,042
                                                                       =======      =======          =======
                   Plan assets at fair value comprised of common
                       stock, bond and U.S. Government obligation
                       funds  . . . . . . . . . . . . . . . . . . .    $52,940      $48,393          $43,741
                   Projected benefit obligations  . . . . . . . . .     32,460       30,861           26,779
                                                                       -------      -------          -------
                   Excess of plan assets over projected benefit
                     obligations. . . . . . . . . . . . . . . . . .     20,480       17,532           16,962
                   Unrecognized gain from past experience
                     different from that assumed  . . . . . . . . .     (2,134)        (404)            (879)
                   Unamortized balance of prior service
                     liability. . . . . . . . . . . . . . . . . . .      1,750        1,915            2,045
                                                                       -------      -------          -------
                   Net pension asset recognized in the
                     consolidated balance sheets  . . . . . . . . .    $20,096      $19,043          $18,128
                                                                       =======      =======          =======

    The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligations was 7.5% at June 30, 1996, 8.5% at June 30, 1995, and 7.25% at June 30, 1994. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 6.25% and the expected long-term rate of return on plan assets was 10.0% for all periods.

    Certain union employees are covered under multi-employer defined benefit plans administered by the unions. The amounts contributed and charged to pension cost for these plans totaled approximately $0.7 million, $1.2 million and $0.6 million for the years ended June 30, 1996, 1995 and 1994, respectively.


7.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    Effective July 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires that the estimated cost of providing such postretirement benefits be accrued during the employee's active service period and that prior service cost be recognized immediately or amortized over a period not to exceed 20 years. The Company has elected to recognize the accumulated prior service cost for postretirement benefits immediately.

    Upon adoption of SFAS 106, the Company recorded the discounted value of expected future benefits attributable to employees' service prior to July 1, 1994 as a cumulative effect of an accounting change. The accounting change resulted in a one-time $2.9 million non-cash charge to earnings which was net of a $1.5 million deferred tax benefit. Prior to the adoption of SFAS 106, the Company recognized the cost of these postretirement benefits as paid.

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)

    The Company's postretirement health care and life insurance plans (the "Plans") provide certain of the Company's union employees and their spouses with varying amounts of subsidized medical coverage upon retirement and, in some instances, continued life insurance benefits until age 65, if the employee retires prior to age 65.

    The unfunded accumulated postretirement benefits obligation as of June 30, 1996 and July 1, 1995 consisted of the following (in thousands):

                                             June 30,        July 1,
                                               1996           1995
                                             --------        -------
 Retirees . . . . . . . . . . . . . . . .     $2,412         $2,645
 Fully eligible active plan participants         272            243
 Other active plan participants . . . . .      2,956          2,553
                                              ------         ------
 Accumulated postretirement benefit
  obligation  . . . . . . . . . . . . . .      5,640          5,441
 Unrecognized net loss. . . . . . . . . .       (746)          (886)
                                              ------         ------
 Accrued postretirement benefit obligation    $4,894         $4,555
                                              ======         ======

    Net periodic postretirement benefit cost for the years ended June 30, 1996 and 1995, included the following components (in thousands):

                                              June 30,      July 1,
                                                1996         1995
                                              --------      -------
 Service Cost . . . . . . . . . . . . . .        $123        $ 96
 Interest cost on accumulated post-
  retirement benefit obligations  . . . .         396         370
 Net amortization and deferral  . . . . .          46          --
                                                 ----        ----

 Net postretirement benefit expense . . .        $565        $466
                                                 ====        ====

    In determining the Accumulated Postretirement Benefit Obligation ("APBO"), the weighted average discount rate of 7.5% was assumed at July 1, 1996 and 1995. The June 30, 1996 and 1995, assumed health care cost trend rate was 8.0% declining to 5.0% in fiscal year 2001 and thereafter. A 1.0% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by approximately $600,000 and the service cost and interest cost components of the net postretirement benefit expense for fiscal year 1996 by an immaterial amount. The Company's policy is to fund the cost of providing postretirement health care and life insurance benefits when they are entitled to be received.

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)

    The Company has also accrued $1.3 million for early retirement incentives which consist of supplemental retirement benefits for certain employees who retire between the age of sixty-two and sixty-five. These supplemental retirement benefits consist of cash payments to supplement the retiree's pension.


8.  INCOME TAXES

    The income tax provision (benefit) for each of the three years ended June 30, 1996, 1995 and 1994 consists of the following (in thousands):

                                                     1996           1995            1994
                                                  ---------------------------------------
 Current:
  Federal . . . . . . . . . . . . . . . . . . . .   $4,922         $7,090          $4,544

 Deferred:
  State   . . . . . . . . . . . . . . . . . . . .      488             --              --
  Federal . . . . . . . . . . . . . . . . . . . .     (743)          (951)           (262)
                                                    ------         ------          ------
                                                    $4,667         $6,139          $4,282
                                                    ======         ======          ======

    A reconciliation between the actual income tax expense for financial statement purposes and income taxes computed by applying the statutory federal income tax rate to financial statement earnings before taxes is as follows:

                                                          1996       1995        1994
                                                         ----------------------------
      Statutory federal income tax rate . . . . . . . .    35%        35%         35%
      Effect of:
       State income taxes, net of federal benefit . . .     3         --          --
       Operating losses, net of NOLs utilized . . . . .
       and credit carryforwards . . . . . . . . . . . .    --         --          (6)
       Other, net . . . . . . . . . . . . . . . . . . .     2          1           2
                                                         ------     ------       -----
                                                           40%        36%         31%
                                                         ======     ======       =====

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.  INCOME TAXES (CONTINUED)

    Temporary differences which give rise to significant components of the Company's deferred tax liabilities and assets at June 30, 1996 and 1995, are as follows:

                                                                  June 30
                                                             1996           1995
                                                           --------       --------
                                                              (In  Thousands)
Deferred tax assets:
   Allowance for bad debt . . . . . . . . . . . . .        $    745        $    784
      Postretirement and other pension  . . . . . .           2,384           1,594
   Other  . . . . . . . . . . . . . . . . . . . . .           2,643           2,134
                                                           --------        --------
Total deferred tax assets . . . . . . . . . . . . .           5,772           4,512


Deferred tax liabilities:
   Capital lease and fixed assets . . . . . . . . .         (13,674)        (13,593)
   Pension Asset  . . . . . . . . . . . . . . . . .          (7,687)         (6,665)
   Other  . . . . . . . . . . . . . . . . . . . . .            (129)           (228)
                                                           --------        --------


Deferred tax liabilities, net   . . . . . . . . . .         (15,718)        (15,974)
Current deferred tax assets, net  . . . . . . . . .           2,260           1,953
                                                           --------        --------
Long-term deferred tax liabilities  . . . . . . . .        $(17,978)       $(17,927)
                                                           ========        ========

  At June 30, 1996, the Company had remaining state operating loss carryforwards of approximately $4.0 million for income tax purposes expiring in 2004 through 2007. The Company also has state enterprise zone credits of $1.0 million expiring in 1997 through 2002. The Company has no federal operating loss carryforwards.

9.   MANDATORILY REDEEMABLE PREFERRED STOCK

  In conjunction with a debt restructuring in fiscal 1993, the Company authorized and issued 38,355 shares of 8% cumulative preferred stock with a stated value of $3.8 million (the "8% Preferred Stock"). On May 20, 1994, the Company repurchased the 8% Preferred Stock, as described in Note 2, for $4.3 million, which included accumulated and unpaid dividends of approximately $0.5 million.

  The Company previously authorized and issued 1,200 shares of 9% non-voting cumulative preferred stock with a stated value of $30.0 million (the "9% Preferred Stock"), which is currently held by Media General, Inc. The holder of the 9% Preferred Stock is entitled to receive yearly dividends at the rate of 9% or $2,700,000 per year. The carrying value of the 9% Preferred Stock includes the accretion of accumulated and unpaid dividends as of June 30, 1996, in the amount of $23.2 million.

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.   MANDATORILY REDEEMABLE PREFERRED STOCK (CONTINUED)

     Under the terms of the Company's bank credit facility, no dividend payments may be made on the 9% Preferred Stock until January 1, 1997. However, beginning January 1, 1997, the Company can pay an annual preferred stock dividend of $2.7 million provided the Company has complied with certain financial conditions as defined in the Company's bank credit facility. The Company's 9% Preferred Stock is mandatorily redeemable on the earlier of (a) June 30, 1999, (b) the date on which such redemption is permissible under DPC's credit agreement, (c) the date on which the Company ceases to own directly at least 51% of all the outstanding capital stock of DPC, or (d) the date on which the Company, directly or indirectly, causes or permits DPC to dispose of substantially all of its assets.


10. COMMON STOCK

     On September 28, 1994, Media General exercised its DNI warrant and acquired a 40 percent interest in the Company (on a fully diluted basis) for $0.04 million. As a result, Media General received 40 newly issued shares of Class A common stock of the Company with a par value of $1.00 per share. Costs associated with the warrant exercise have been netted against the related proceeds.


11. RELATED PARTY TRANSACTIONS

    MediaNews Group, Inc., an affiliate of the Company, provides management services to the Company for a fee. The cost of management services provided has been included as management fees in the Consolidated Statements of Operations.


12. SUBSEQUENT EVENT

    On July 31, 1996, Eastern Colorado sold substantially all the assets used in the publication of the Sidney Telegraph, a daily newspaper located in Sidney, Nebraska, for approximately $1.9 million, which approximated the value allocated to the assets of the Sidney Telegraph as of the April 30, 1996, acquisition previously discussed.

                            Denver Newspapers, Inc.

          Schedule II--Valuation and Qualifying Accounts and Reserves

                Fiscal Years ended June 30, 1996, 1995 and 1994
                                 (In thousands)





                                       Balance at      Additions                                    Balance at
                                      Beginning of    charged to         Net                          End of
                                         Period      Expense, Net     Deductions    Acquisitions      Period
                                      ------------   ------------     ----------    ------------    ----------
 YEAR ENDED JUNE 30, 1996
  Reserves and allowances deducted
   from asset accounts:
    Allowance for uncollectible
     accounts. . . . . . . . . . . . .    $  2,239       $  3,029       $ (3,243)       $     30       $  2,055
                                          ========       ========       ========        ========       ========


 YEAR ENDED JUNE 30, 1995
  Reserves and allowances deducted
   from asset accounts:
    Allowance for uncollectible
     accounts. . . . . . . . . . . . .    $  1,998       $  2,401       $ (2,160)       $    --        $  2,239
                                          ========       ========       ========        ========       ========


 YEAR ENDED JUNE 30, 1994
  Reserves and allowances deducted
   from asset accounts:
    Allowance for uncollectible
     accounts. . . . . . . . . . . . .    $  1,971       $  1,864       $ (1,837)       $    --        $  1,998
                                          ========       ========       ========        ========       ========

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.

Date:  September 18, 1996             By:    /S/ Joseph J. Lodovic, IV
                                          ------------------------------------
                                                 Joseph J. Lodovic, IV
                                                 Executive Vice President and
                                                 Chief Financial Officer


    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:



                  SIGNATURE                                        TITLE                                DATE
     ------------------------------------      -------------------------------------------   ------------------------
        /S/ William Dean Singleton                      Vice Chairman, President,           September 18, 1996
        ------------------------------         Chief Executive Officer and Director (Chief
           (William Dean Singleton)                        Executive Officer)

        /S/ Joseph J. Lodovic, IV             Executive Vice President and Chief Financial  September 18, 1996
       --------------------------------            Officer  (Chief Financial Officer)
           (Joseph J. Lodovic, IV)

          /S/ Richard B. Scudder                                Director                    September 18, 1996
       --------------------------------
             (Richard B. Scudder)

           /S/ Peter M. Miller                                  Director                    September 18, 1996
      ----------------------------------
              (Peter M. Miller)

           /S/Patricia Robinson                                 Director                    September 18, 1996
      ---------------------------------
             (Patricia Robinson)

             /S/Ronald A. Mayo                         Vice President Finance and           September 18, 1996
       -------------------------------          Controller (Principal Accounting Officer)
               (Ronald A. Mayo)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.        DESCRIPTION
- --------     -----------
  3.1*       -Second Amended and Restated Certificate of Incorporation
  3.2*       -Form of Fourth Amended and Restated Certificate of Incorporation.
  3.3*       -Restated Bylaws.
  3.4*       -Form of Restated Bylaws.
  3.5*       -Form of Certificate of Incorporation of Garden State Investments, Inc.
  4.1*       -Form of Indenture.
  4.2*       -Form of Second Pledge Agreement to be dated as of the Closing Date between Garden State
               Investments, Inc., Bank of New York, Wilmington Trust Company and William J. Wade.
 10.1*       -Form of New Senior Note Agreement between Garden State Newspapers, Inc. and certain of its subsidiaries, as obligors, and John Hancock Mutual Life Insurance Company, Lender.
 10.2*       -Form of New Garden State Credit Facility Agreement.
 10.3*       -Form of New NJNI Credit Facility Agreement.
 10.4*       -Management Agreement dated July 1, 1988 between MediaNews Group, Inc. and the Registrant.
 10.5*       -Employment Agreement dated April 26, 1985 between Garden State Newspapers, Inc. and
               William Dean Singleton, with April 30, 1986, October 1, 1988, and February 10, 1993 Amendments.
 10.6*       -Amended and Restated Partnership Agreement of North Jersey Newspapers Company dated
               December 31, 1991 between North Jersey Newspapers, Inc., and Affiliated Newspapers Investment
               Company.
 10.7*       -Joint Operating Agreement dated January 13, 1989 among York Daily Record, Inc., York
               Newspapers, Inc., and The York Newspapers Company.
 10.8*       -Form of Tax Sharing Agreement by and between Garden State Newspapers, Inc. and Affiliated
               Newspapers Investments, Inc.
 10.9*       -Form of Used Equipment Trade Agreement between Alameda Newspaper Group and Man Roland,
               Inc.
 10.10*      -Form of Used Equipment Trade Agreement between North Jersey Newspapers Company and Man
               Roland, Inc.
 10.11*      -Form of Agreement between Garden State Newspapers, Inc. and North Jersey Newspapers Company
               for an option to purchase three Colormatic Presses.
 10.12*      -Consulting Agreement dated November 16, 1993 between J. Allan Meath and Garden State
               Newspapers, Inc.
 10.13*      -Letter Agreement between Media General, Garden State Newspapers, Inc. and Affiliated Newspapers
               Investment Company, dated as of March 16, 1994.
 10.14*      -Purchase Agreement dated March 25, 1994 between Thomson Newspapers and Affiliated Newspapers
               Investments, Inc.
 10.15*      -Amendment dated May 3, 1994 to Letter Agreement between Media General, Garden State
               Newspapers, Inc. and Affiliated Newspapers Investment Company dated as of March 16, 1994.
 10.16*      -Form of Amendment and Restatement of Trust Agreement among Garden State Newspapers, Inc.,
               Alameda Newspapers, Inc., Graham Newspapers, Inc., The Johnstown Tribune Publishing
               Company, Mid-States Newspapers, Inc., and York Newspapers, Inc.; John Hancock Mutual Life
               Insurance Company, John Hancock Variable Life Insurance Company and Mellon Bank N.A., as
               Trustee of AT&T Master Pension Trust; Bankers Trust Company, a New York banking corporation;
               Wilmington Trust Company, a Delaware banking corporation; and William J. Wade.
 10.17*      -Form of Amended and Restated Pledge Agreement among Garden State Newspapers, Inc., its subsidiaries, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance
               Company and Mellon Bank, N.A., as Trustee of AT&T Master Pension Trust, Bankers Trust
               Company, a New York banking corporation, Wilmington Trust Company, a Delaware banking corporation, and William J. Wade.

EXHIBIT
  NO.        DESCRIPTION
- ----------   -----------
 10.18*      -Form of Asset Purchase Agreement dated July 15, 1994 among Mid-State Newspapers, Inc., as Seller;
               Garden State Newspapers, Inc., as guarantor; Bristol Acquisition Corp., as Purchaser.
 10.19*      -Consulting Agreement dated November 16, 1993 between J. Allan Meath and Garden State
               Newspapers, Inc.
 10.20*      -Letter Agreement dated November 9, 1993 by and among The Times Mirror Company, Affiliated
               Newspapers Investment Company, Denver Newspapers, Inc., Denver Media Holdings, Inc., NJN
               Holdings, L.P., The Singleton Family Irrevocable Trust, The Scudder Family Voting Trust for Denver
               Newspapers, Inc.;  The Singleton Family Revocable Trust, The Scudder Family Voting Trust for
               Affiliated Newspapers Investment Company, Media General, Inc., Garden State Newspapers, Inc.,
               North Jersey Newspapers, Inc., and Montclair Newspapers, Inc., as amended February 3, 1994.
 10.21*      -Management Agreement dated July 1, 1988 between MediaNews Group, Inc. and Garden State
               Newspapers, Inc.
 10.22*      -Management Agreement dated July 1, 1988 between MediaNews Group, Inc. and Denver
               Newspapers, Inc.
 10.23*      -Letter Agreement dated March 17, 1994 between Norwest Bank Colorado, N.A. and the Denver Post
               Corporation.
 10.24*      -Purchase Agreement dated March 25, 1994 between Thomson Newspapers and Affiliated Newspapers
               Investments, Inc.
 10.25*      -Amendment dated May 3, 1994 to Letter Agreement between Media General, Garden State
               Newspapers, Inc. and Affiliated Newspapers Investment Company dated March 16, 1994.
 10.26*      -Amendment dated April 29, 1994 between The Times Mirror Company and Denver Newspapers, Inc.
               to Letter Agreement dated November 9, 1993 by and among The Times Mirror Company, Affiliated
               Newspapers Investment Company, Denver Newspapers, Inc., Denver Media Holdings, Inc., NJN
               Holdings, L.P., The Singleton Family Irrevocable Trust, The Scudder Family Voting Trust for Denver
               Newspapers, Inc., The Singleton Family Revocable Trust, The Scudder Family Voting Trust for
               Affiliated Newspapers Investment Company, Media General, Inc., Garden State Newspapers, Inc.,
               North Jersey Newspapers, Inc., and Montclair Newspapers, Inc., as amended February 3, 1994.
 10.27*      -Asset purchase agreement and assumed debt agreements related to The Gloucester County Times and Today's Sunbeam asset acquisition.
 10.28*      -Denver Newspapers, Inc. warrant exercise subscription notice dated September 27, 1994.
 10.29**     -Asset Purchase Agreement dated July 31, 1995, by and among EPC Holding, Inc., The Eagle
               Publishing Company, Reformer Publishing Corporation, Middletown Press Publishing Corporation,
               and Eagle Street Realty Trust, as Sellers, and New England Newspapers, Inc., Brattleboro
               Publishing Company, Connecticut Newspapers, Inc. and Pittsfield Publications, Inc., as Purchasers.
 10.30**     -Asset Purchase Agreement dated July 31, 1995, by and among Banner Publishing Corporation and
               Eagle Street Realty Trust, as Sellers, and New England Newspapers, Inc. and North Eastern
               Publishing Company, as Purchasers.
 10.31**     -Asset Purchase Agreement dated August 24, 1995, by and among Connecticut Newspapers, Inc., as Seller, and Middletown Acquisition Corp., as Purchaser.
 10.32**     -$42.0 million Credit Agreement dated August 31, 1995, among Garden State Newspapers, Inc.,
               The Bank of New York and Bankers Trust Company, as Agents.
 10.33**     -Agreement dated April 29, 1996, by and among American Publishing (1991) Inc., Berkshire
               Newspapers, Inc., Evening News Company, Sidney Publication Company, Sterling Publishing
               Company and Garden State Investments, Inc.

EXHIBIT
  NO.        DESCRIPTION
- ----------   -----------
 10.34**     -Agreement dated April 30, 1996, by and among Garden State Investments, Inc. and The Denver
               Post Corporation for the sale/purchase of the capital stock of Eastern Colorado Publishing
               Company.
 12.1*       -Computation of Ratio Earnings to Fixed Charges.
 27          -Financial Data Schedule

- -----------------

     *       Previously filed as exhibits to registration statement of Form S-1
             (No. 33-75158), amendments thereto and Garden State Form 8-K.
     **      Previously filed.