Form 10-Q
period 1996-09-30
AFFILIATED NEWSPAPERS INVESTMENTS INC
filed 1996-11-13
CIK 918943

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                    FORM 10-Q

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                                       OR

       ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

                     Commission File Number  _____________


                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)


                   Delaware                             76-0425553
                   --------                             ----------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)            Identification Number)

                1560 Broadway
               Denver, Colorado                           80202
               ----------------                           -----
   (Address of principal executive offices)             (Zip Code)

     Registrant's telephone number, including area code:  (303) 837-0886

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

                        Yes      X            No
                              -------            --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of September 30, 1996:

             Class B Common Stock:                   173,576
             Class D Common Stock:                   664,450
             Class G Common Stock:                 1,476,090
             Class N Common Stock:                       230

                INDEX TO AFFILIATED NEWSPAPERS INVESTMENTS, INC.

        REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996


   Item No.                                                                                           Page
   --------                                                                                           ----
                                              PART I - FINANCIAL INFORMATION
                                              ------------------------------

       1         Financial Statements                                                                   3

       2         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                  3

                                               PART II - OTHER INFORMATION
                                               ---------------------------

       1         Legal Proceedings                                                                      3

       2         Changes in Securities                                                                  3

       3         Defaults Upon Senior Securities                                                        3

       4         Submissions of Matters to a Vote of Security Holders                                   3

       5         Other Information                                                                      4

       6         Exhibits and Reports on Form 8-K                                                       4

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

ITEM 5.  OTHER INFORMATION

None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

27 - Financial Data Schedule.



Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AFFILIATED NEWSPAPERS INVESTMENTS, INC.



Dated: November 11, 1996           By:   /s/Joseph J. Lodovic, IV
      -------------------               --------------------------------------
                                            Joseph J. Lodovic, IV
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Duly Authorized Officer of
                                                Registrant

            AFFLIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES



                         Index to Financial Information


                                                                                                      PAGE
                                                                                                      ----
 Item 1.  Financial Statements:
 -------
              Condensed Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . .        6
              Unaudited Condensed Consolidated Statements of Operations  . . . . . . . . . . . .        8
              Unaudited Condensed Consolidated Statements of Cash Flows  . . . . . . . . . . . .        9
              Notes to Unaudited Condensed Consolidated Financial Statements . . . . . . . . . .       10

 Item 2.  Management's Discussion and Analysis of Financial
 -------
              Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .       14

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     (Unaudited)
                              ASSETS                                September 30,          June 30,
                                                                        1996                 1996
                                                                   ----------------    -----------------
                                                                               (In thousands)
 CURRENT ASSETS
   Cash and cash equivalents . . . . . . . . . . . . . . . . .     $          2,717    $           4,615
   Accounts receivable, less allowance for doubtful accounts
     of $2,290 and $2,426 at September 30, 1996 and
     June 30, 1996, respectively . . . . . . . . . . . . . . .               27,489               27,492
   Inventories of newsprint and supplies . . . . . . . . . . .                4,347                3,966
   Prepaid expenses and other assets . . . . . . . . . . . . .                3,906                2,780
                                                                   ----------------    -----------------
      Total Current Assets . . . . . . . . . . . . . . . . . .               38,459               38,853

 PROPERTY, PLANT AND EQUIPMENT
   Land  . . . . . . . . . . . . . . . . . . . . . . . . . . .                5,184                5,168
   Buildings and improvements  . . . . . . . . . . . . . . . .               32,702               32,687
   Machinery and equipment . . . . . . . . . . . . . . . . . .               89,408               87,522
                                                                   ----------------    -----------------
      Total Property, Plant and Equipment  . . . . . . . . . .              127,294              125,377
   Less accumulated depreciation and amortization  . . . . . .               52,274               50,027
                                                                   ----------------    -----------------
      Net Property, Plant and Equipment  . . . . . . . . . . .               75,020               75,350

 OTHER ASSETS
   Investment in Denver Newspapers, Inc. (Note 2)  . . . . . .                5,306                4,826
   Investment in partnership . . . . . . . . . . . . . . . . .                6,091                6,369
   Subscriber accounts, less accumulated amortization of
     $50,248 and $48,594 at September 30, 1996 and
     June 30, 1996, respectively . . . . . . . . . . . . . . .               42,565               44,220
   Excess of cost over fair value of net assets acquired,
     less accumulated amortization of $13,765 and $13,267
     at September 30, 1996 and June 30, 1996, respectively . .               65,252                65,715
   Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $20,110 and
     $19,673 at September 30, 1996 and June 30, 1996,
     respectively  . . . . . . . . . . . . . . . . . . . . . .                8,025                8,461
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,896                1,871
                                                                   ----------------    -----------------
      Total Other Assets . . . . . . . . . . . . . . . . . . .              129,135              131,462
                                                                   ----------------    -----------------
  TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .     $        242,614    $         245,665
                                                                   ================    =================



             See notes to unaudited condensed consolidated financial statements.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     (Unaudited)
                                                                    September 30,          June 30,
              LIABILITIES AND SHAREHOLDERS' DEFICIT                     1996                 1996
                                                                   ----------------    -----------------
                                                                     (In thousands, except share data)

 CURRENT LIABILITIES
   Trade accounts payable  . . . . . . . . . . . . . . . . . .     $          5,183    $           5,884
   Accrued liabilities . . . . . . . . . . . . . . . . . . . .               17,656               18,174
   Unearned income . . . . . . . . . . . . . . . . . . . . . .                6,984                7,048
   Income taxes  . . . . . . . . . . . . . . . . . . . . . . .                  488                  373
   Current portion of long-term debt and capital lease
     obligation  . . . . . . . . . . . . . . . . . . . . . . .               11,237               11,190
                                                                   ----------------    -----------------
       Total Current Liabilities . . . . . . . . . . . . . . .               41,548               42,669

 LONG-TERM DEBT AND CAPITAL LEASE
   OBLIGATION  . . . . . . . . . . . . . . . . . . . . . . . .              318,303              314,510

 OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . .                6,320                7,728

 DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . .               12,206               12,275

 SHAREHOLDERS' DEFICIT
   Common stock, par value $1.00 per share; authorized
     4,628,692 shares; 2,314,346 shares issued
     and outstanding . . . . . . . . . . . . . . . . . . . . .                   23                   23
   Additional paid-in capital  . . . . . . . . . . . . . . . .                3,611                3,611
   Deficit . . . . . . . . . . . . . . . . . . . . . . . . . .             (139,397)            (135,151)
                                                                   ----------------    -----------------
       Total Shareholders' Deficit . . . . . . . . . . . . . .             (135,763)            (131,517)
                                                                   ----------------    -----------------

 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT . . . . . . . . .     $        242,614    $         245,665
                                                                   ================    =================




             See notes to unaudited condensed consolidated financial statements.

           AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Three Months Ended September 30,
                                                                         -------------------------------------
                                                                                 1996                1995
                                                                         ----------------    -----------------
                                                                           (In thousands, except share data)
 REVENUES
   Advertising . . . . . . . . . . . . . . . . . . . . . . . . . . .     $         49,595    $          46,208
   Circulation . . . . . . . . . . . . . . . . . . . . . . . . . . .                9,401                8,699
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,084                1,399
                                                                         ----------------    -----------------
       TOTAL OPERATING REVENUES  . . . . . . . . . . . . . . . . . .               61,080               56,306

 COST AND EXPENSES
   Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . .               23,568               22,874
   Selling, general, and administrative  . . . . . . . . . . . . . .               26,529               24,343
   Depreciation and amortization . . . . . . . . . . . . . . . . . .                5,138                4,841
   Interest expense  . . . . . . . . . . . . . . . . . . . . . . . .               10,320               10,112
   Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  198                1,421
                                                                         ----------------    -----------------
       TOTAL COST AND EXPENSES . . . . . . . . . . . . . . . . . . .               65,753               63,591

 INCOME IN UNCONSOLIDATED SUBSIDIARY (Note 2)  . . . . . . . . . . .                  480                  205
                                                                         ----------------    -----------------

 LOSS BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . .               (4,193)              (7,080)

 INCOME TAX BENEFIT (EXPENSE)  . . . . . . . . . . . . . . . . . . .                  (53)                 139
                                                                         ----------------    -----------------

 LOSS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $         (4,246)   $          (6,941)
                                                                         ================    =================

 LOSS PER COMMON SHARE:
 Loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $          (1.83)   $           (3.00)
                                                                         ================    =================
 Weighted average number of shares
  outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,314,346            2,314,346
                                                                         ================    =================




      See notes to unaudited condensed consolidated financial statements.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended September 30,
                                                                           --------------------------------------
                                                                                  1996                1995
                                                                           ----------------     ----------------
                                                                                      (In thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $         (4,246)    $         (6,941)
   Adjustments to reconcile loss to net
     cash provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . . . .              4,836                4,625
     Undistributed earnings from equity investments  . . . . . . . . . .               (202)                (758)
     Provision for losses on accounts receivable . . . . . . . . . . . .                634                  740
     Amortization of debt discount . . . . . . . . . . . . . . . . . . .              4,460                3,859
     Deferred income tax benefit . . . . . . . . . . . . . . . . . . . .                (69)                (197)
     Debt issuance cost  . . . . . . . . . . . . . . . . . . . . . . . .                 --                1,092
     Change in operating assets and liabilities  . . . . . . . . . . .               (3,396)              (7,460)
                                                                           ----------------     ----------------
         NET CASH FLOWS FROM OPERATING ACTIVITIES  . . . . . . . . . . .              2,017               (5,040)

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of newspaper properties  . . . . . . . . . . . . . . . . .                 --              (21,725)
     Purchase of machinery and equipment, (net)  . . . . . . . . . . . .             (1,918)              (1,531)
                                                                           ----------------     ----------------
         NET CASH FLOWS FROM INVESTING ACTIVITIES  . . . . . . . . . . .             (1,918)             (23,256)

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Reduction of long-term debt . . . . . . . . . . . . . . . . . . . .            (10,174)                (492)
     Reduction of non-operating liabilities  . . . . . . . . . . . . . .             (1,423)              (2,571)
     Debt issuance cost  . . . . . . . . . . . . . . . . . . . . . . . .                 --               (1,092)
     Issuance of long-term debt  . . . . . . . . . . . . . . . . . . . .              9,600               21,000
                                                                           ----------------     ----------------
         NET CASH FLOWS FROM FINANCING ACTIVITIES  . . . . . . . . . . .             (1,997)              16,845
                                                                           ----------------     ----------------

 DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . .             (1,898)             (11,451)
 CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,615               17,283
                                                                           ----------------     ----------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . .   $          2,717     $          5,832
                                                                           ================     ================

 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $          7,048     $         12,088
                                                                           ================     ================
   Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . .   $            143     $             37
                                                                           ================     ================




      See notes to unaudited condensed consolidated financial statements.

                   AFFILIATED NEWSPAPERS INVESTMENTS, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT


NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Affiliated Newspapers Investments, Inc. ("ANI") Annual Report on Form 10-K for the year ended June 30, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.

   The unaudited condensed consolidated financial statements include the accounts of Affiliated Newspapers Investments, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. ANI accounts for its investment in Denver Newspapers using the equity method of accounting (See Note 2).

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


NOTE 2:  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Basis of Accounting

   The Company owns 60 percent of the outstanding common stock of Denver Newspapers. However, because the Denver Newspaper Shareholder Agreement provides Media General, the owner of the remaining 40 percent interest in Denver Newspapers, with a 50 percent representation on the board of directors, the Company accounts for its investment in Denver Newspapers under the equity method of accounting.

                   AFFILIATED NEWSPAPERS INVESTMENTS, INC.

NOTE 2: INVESTMENT IN UNCONSOLIDATED SUBSIDIARY--CONTINUED

   The following are summarized statements of operations for the three month period ended September 30, 1996 and 1995 (in thousands):

Summarized Statements of Operations

                                                            Three Months Ended September 30,
                                                         -------------------------------------
                                                               1996                1995
                                                         -----------------    ----------------
 Total revenues  . . . . . . . . . . . . . . . . . . .   $          44,465    $         40,810
                                                         =================    ================

 Cost of sales . . . . . . . . . . . . . . . . . . . .   $          25,691    $         23,903
                                                         =================    ================

 Net income  . . . . . . . . . . . . . . . . . . . . .   $           1,475    $          1,017
                                                         =================    ================

 Net income applicable to common stock . . . . . . . .   $             800    $            342
                                                         =================    ================



NOTE 3: COMBINED SUMMARIZED FINANCIAL INFORMATION OF AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND DENVER NEWSPAPERS, INC.

   The combined summarized statements of operations include the accounts of ANI and Denver Newspapers. The companies have common ownership, management and each have the same fiscal year end. All significant intercompany balances and transactions have been eliminated. The summarized combined financial information has been presented to supplement the presentation contained in the consolidated financial statements of ANI. ANI has a significant economic interest in Denver Newspapers and may in the future be at least partially dependent upon dividends from Denver Newspapers to service the debt obligations of ANI.

Combined Summarized Statements of Operations

                                                           Three Months Ended September 30,
                                                         -------------------------------------
                                                              1996                 1995
                                                         -----------------    ----------------
                                                                     (In thousands)
 Total revenues  . . . . . . . . . . . . . . . . . . .   $         105,545    $         97,116
                                                         =================    ================

 Cost of sales . . . . . . . . . . . . . . . . . . . .   $          49,259    $         46,777
                                                         =================    ================

 Minority interest in income applicable to common
  stock of Denver Newspapers, Inc. . . . . . . . . . .   $            (320)   $           (137)
                                                         =================    ================

 Loss  . . . . . . . . . . . . . . . . . . . . . . . .   $          (3,571)   $         (6,266)
                                                         =================    ================

 Loss applicable to common stock . . . . . . . . . . .   $          (4,246)   $         (6,941)
                                                         =================    ================

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.

NOTE 4:  SUBSEQUENT EVENTS

Business Acquisitions

   On October 31, 1996, Garden State acquired substantially all of the assets used in the publication of the Star News, San Gabriel Valley Tribune, Whittier Daily News, Times-Standard and The Evening Sun, daily newspapers distributed primarily in Pasadena, West Covina, Whittier and Eureka, California, and Hanover, Pennsylvania, respectively, and seven weekly newspapers distributed in and around these same cities, for a total of $130.0 million in cash. The daily newspapers combined had daily and Sunday circulation of approximately 161,000 and 163,000, respectively, at March 31, 1996.

   The acquisition will be accounted for as a purchase; accordingly, the consolidated financial statements will include the operations of the acquired newspapers from November 1, 1996.

Long-Term Debt

   In conjunction with the acquisitions described above, Garden State entered into a $240.0 million amended and restated bank credit facility (the "Bank Credit Facility"). The Bank Credit Facility is comprised of the following components:

   I. A $122.0 million Senior Secured Revolving Credit Facility ("Revolver A") which matures on June 30, 2003. The commitment under Revolver A is reduced annually, with a $10.0 million reduction on June 30, 1997, a $20.0 million annual reduction on June 30, 1998 through June 30, 2001, an $18.0 million reduction on June 30, 2002, and a final maturity of June 30, 2003. Proceeds from Revolver A were used to purchase the newspaper assets described above.

   II. A $27.0 million Senior Secured Revolving Credit Facility ("Revolver B") with sublimits of $7.0 million available for standby Letters of Credit and $5.0 million available for same day borrowings under a Swingline Facility. No principal payments are required under Revolver B until March 31, 2004, at which time the commitment is terminated and all then outstanding balances are due and payable. As of the date hereof, approximately $22.0 million of Revolver B is available for future borrowings.

   III. A $15.0 million Senior Secured Term Loan ("Term Loan A") with a final maturity of March 31, 2004. Term Loan A requires quarterly installments beginning June 30, 2002, with total annual payments of $3.75 million, $7.5 million and $3.75 million in fiscal years ending June 30, 2002, 2003 and 2004, respectively. Proceeds from Term Loan A were used in conjunction with Revolver A to fund the aforementioned acquisitions and to prepay a previously outstanding term loan which had a balance of $7.5 million.

   IV. A $76.0 million Senior Secured Term Loan ("Term Loan B") with a final maturity of March 31, 2004. Term Loan B requires quarterly principal payments commencing on September 30, 1997, with annual reductions of $4.0 million in fiscal year 1998, $7.5 million in fiscal years 1999 and 2000, $12.0 million in fiscal years 2001 and 2002, $14.0 million in 2003 and $19.0 million in 2004. Proceeds from Term Loan B were used to prepay Garden State's 10.89% Senior Secured Notes on October 31, 1996, as further described below.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.

NOTE 4: SUBSEQUENT EVENTS--CONTINUED

Long-Term Debt--continued

   All borrowings under the Bank Credit Facility, except loans under the Swingline Facility, bear interest at rates based upon, at Garden State's option, Eurodollars or prime, plus a spread based on Garden State's leverage. Borrowings under the Swingline Facility bear interest at prime plus a spread based on Garden State's leverage. Interest on prime borrowings under the Bank Credit Facility is payable quarterly. Interest on Eurodollar borrowings is due at the end of the applicable interest rate contract or quarterly if the interest rate contract exceeds three months. In addition, Garden State pays an annual commitment fee of 0.50% on the unused commitment under Revolvers A and
B. If the ratio of total debt to operating cash flow is less than 4.00 to 1.00, the commitment fee is reduced to 0.375%.

   The Garden State Bank Credit Facility contains certain restrictive covenants which relate to, among other things, the incurrence of additional debt, capital expenditures and distributions. Additionally, the agreement requires the maintenance of certain financial ratios based on leverage, debt service coverage, interest coverage and fixed charges coverage. Borrowings under the Garden State Bank Credit Facility are secured by substantially all of Garden State's tangible and intangible assets and stock of Garden State and its subsidiaries.

   In addition to proceeds from Term Loan B, Garden State received a distribution of $17.4 million from borrowings under an existing bank credit facility of a subsidiary. These funds were used to prepay in full Garden State's 10.89% Senior Secured Notes in the amount of $77,577,686, including interest of $697,686, and $1.8 million was used to reduce the outstanding balance of Revolver B to zero. The remaining funds were used to pay a make-whole payment of $9.5 million and bank fees and other transactional expenses of approximately $4.5 million. The majority of these costs, which related to the refinancings, will be expensed in the Company's second fiscal quarter.

   Maturities of ANI's long-term debt as of October 31, 1996, for the five fiscal years ending June 30, 2001, after giving effect to the October 31, 1996, transactions previously described, are as follows (in thousands):


                 1997. . . . . . . . . . . . . . . . . . .  $  13,269
                 1998. . . . . . . . . . . . . . . . . . .     26,409
                 1999. . . . . . . . . . . . . . . . . . .     47,465
                 2000. . . . . . . . . . . . . . . . . . .     30,055
                 2001. . . . . . . . . . . . . . . . . . .     34,383
                 Thereafter . . . . . . . . . . . . . .       318,116
                                                            ---------
                                                            $ 469,697
                                                            =========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

OPERATING RESULTS

Three Months Ended September 30, 1996 and 1995

Revenues

   Revenues increased $4.8 million or 8.5% in the first quarter of fiscal year 1997 as compared to the same quarter of fiscal year 1996. The increase in revenue was primarily attributable to the August 31, 1995, acquisition of The Berkshire Eagle, Brattleboro Reformer and Bennington Banner ("New England Newspapers"); the March, 1996, acquisition of the San Mateo Times; and the April 30, 1996, acquisition of The Transcript and The Evening News. Combined, the acquisitions discussed above increased in revenues approximately $9.2 million in the first quarter of fiscal year 1997. These revenue increases were partially offset by a $4.4 million decline in revenue resulting from the sale of the Johnstown Tribune Publishing Company on April 30, 1996. Excluding the newspaper operations described above, the Company's remaining newspaper operations combined, posted flat operating revenues for the first quarter of fiscal year 1997. While operating revenues on a same newspaper basis were flat, all the Company's newspapers except Alameda Newspaper Group (excluding San Mateo) and North Jersey Newspaper Company posted an increase in operating revenue. The increase in operating revenue at these newspapers was approximately $1.5 million and was primarily attributable to a combined 3.8% and 2.3% gain in classified and circulation revenue, respectively. Alameda Newspaper Group and North Jersey Newspaper Company continue to be negatively affected by a significant number of out-of-business accounts (either from store mergers or bankruptcies) which have not yet been cycled through. The Company currently expects that Alameda Newspaper Group and North Jersey Newspaper Company will begin showing year-over-year quarterly improvements in operating revenues in the fiscal third quarter.

Cost of Sales

   Cost of sales increased $0.7 million or 3.0% in first quarter of fiscal year 1997 compared to the same quarter of fiscal year 1996. The aforementioned acquisitions caused cost of sales to increase approximately $3.5 million for the quarter ended September 30, 1996. However, this increase was offset in part by a $1.5 million decrease in cost of sales resulting from the sale of the Johnstown Tribune Publishing Company. Excluding acquisition and disposition transactions, cost of sales decreased approximately $1.3 million or 6.6%. The decrease in cost of sales at existing newspapers was entirely the result of declines in the average cost of newsprint of approximately 5.2% combined with a 5.3% decrease in consumption, primarily associated with efforts to conserve newsprint, including the conversion to the 50-inch web width which began in October of 1995 and was completed at the majority of newspapers during fiscal 1996. Excluding newsprint, cost of sales on a same newspaper basis decreased $0.1 million in the first quarter of fiscal 1997.

Selling, General and Administrative

   Selling, general and administrative ("SG&A") expenses increased $2.2 million or 9.0% in the first quarter of fiscal year 1997 as compared to the same quarter of fiscal year 1996. The aforementioned acquisitions resulted in SG&A expense increases of $3.4 million; however, this was in part offset by a $1.4 million reduction in SG&A expense associated with the sale of the Johnstown Tribune Publishing Company. Excluding the acquisition and disposition transactions, SG&A expense increased $0.2 million or 1.1%. The entire increase in SG&A is associated with increases in advertising and circulation expenditures, which were primarily related to ongoing efforts to increase advertising lineage and circulation. The overall small increase in SG&A expense on a same newspaper basis was the result of the Company's continuing efforts to control its general and administrative expenses.

Other Expense

   Other expense, net, decreased $1.2 million. The majority of the decrease is attributable to a first quarter fiscal year 1996 charge to write-off approximately $1.1 million of fees and other costs associated with Garden State's term loan and revolving credit facility entered into on August 31, 1995. Proceeds from the term loan and revolving credit facility were used to fund the aforementioned August 31, 1995, acquisition.

Denver Newspapers - Unconsolidated Subsidiary

   Net income applicable to common stock of Denver Newspapers increased $0.3 million in the first quarter of fiscal year 1997 compared to the same quarter of fiscal year 1996. The current quarter increase in net income applicable to common stock at Denver Newspapers was primarily the result of a 9.0% increase in operating revenues and a 27.9% increase in operating profit, as compared to the same quarter of the prior year. The increase in revenue and operating profit is primarily attributable to 5.0% growth in advertising lineage at The Denver Post, which is attributable to an increase in the market size as well as market share growth. A 4.4% decrease in the average cost of newsprint consumed also contributed to the improvement in Denver Newspapers' operating profit. Denver Newspapers' acquisition of three daily and three paid weekly newspapers in Eastern Colorado on May 1, 1996, accounted for approximately 15.0% of the increase in net income applicable to common stock.

Net Income

   ANI recorded a loss of approximately $4.2 million in the first quarter of fiscal year 1997 compared to an adjusted loss of $5.8 million in the first quarter of fiscal year 1996, after excluding the write-off of fees and other costs associated with the term loan and revolving credit facility issued on August 31, 1995. The decrease in the adjusted net loss is primarily attributable to Garden State, which had a $1.6 million increase in operating profit offset by a $0.2 million increase in interest expense and a $0.2 million increase in tax expense resulting from improved operating results. The $0.3 million increase in the equity pick-up from Denver Newspapers also contributed to the reduction in the loss.


FINANCIAL CONDITION AND LIQUIDITY

   Net cash flows from operating activities were approximately $2.0 million and $(5.0) million for the three months ended September 30, 1996 and 1995, respectively. The $7.0 million increase in cash flow from operating activities was primarily the result of a $1.6 million decrease in the loss for the three months ended September 30, 1996, compared to the adjusted loss for September 30, 1995, combined with a $4.7 million decrease in the change in the interest payable associated with the timing of interest payments.

   Net cash flows from investing activities were $(1.9) million and $(23.3) million for the three months ended September 30, 1996 and 1995, respectively. The $21.4 million change was primarily the result of Garden State spending $21.7 million related to the acquisition of the Berkshire Eagle, Brattleboro Reformer and Bennington Banner in the first quarter of fiscal year 1996.

   Net cash flows from financing activities were $(2.0) million and $16.8 million for the three months ended September 30, 1996 and 1995, respectively. The change of approximately $18.8 million was primarily attributable to Garden State borrowing $21.0 million in the first quarter of fiscal 1996 in conjunction with the previously discussed August 31, 1995, acquisitions.

   Giving effect to the October 31, 1996, Bank Credit Facility, Garden State and subsidiaries had a combined $29.8 million available for future borrowings, net of $5.0 million in outstanding letters of credit at October 31, 1996.

NEAR TERM OUTLOOK

   The steady increase in newsprint prices came to a halt in the fourth quarter of calendar 1996 and, beginning in May, 1996, newsprint suppliers began lowering prices. Since May, 1996, the discounts offered by newsprint suppliers have continued to accelerate, as newsprint supply is outpacing demand. Management expects newsprint prices will continue to soften throughout calendar year 1996. As a result of the recent declines in newsprint prices, the Company has begun to experience year-over-year favorable comparisons in the average cost of newsprint consumed. Management expects this trend will accelerate and continue throughout fiscal year 1997.

   Additionally, the Company's operating margins should also continue to improve as the Company begins to realize the full annualized effect of reduced consumption resulting from the conversion to 50-inch web widths.

   Based upon current operations and future reductions in newsprint prices and consumption, management believes that the Company will have sufficient cash to pay bank interest when due on outstanding indebtedness and that cash flow from operations, together with the Garden State Bank Credit Facility and other resources available to the Company, will be adequate to fund scheduled payments of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months.

Denver Newspapers - unconsolidated subsidiary

   Denver Newspapers is well capitalized and currently produces cash flows significantly in excess of its capital expenditure and debt service requirements; accordingly, management does not anticipate making any additional capital contributions to Denver Newspapers. Denver Newspapers' revolving credit facility and shareholder agreement prohibit the payment of common stock dividends to ANI until the revolving credit facility and the 9% preferred stock have been prepaid in full. Denver Newspapers' revolving credit facility expires July 1, 1999. Denver Newspapers' preferred stock is mandatorily redeemable on the earlier of (a) June 30, 1999, (b) the date on which such redemption is permissible under Denver Newspapers' credit agreement, (c) the date on which Denver Newspapers ceases to own directly at least 51% of all the outstanding capital stock of the Denver Post Company, (d) the date on which Denver Newspapers, directly or indirectly, causes or permits the Denver Post Company to dispose of substantially all of the assets of the Denver Post Company. At September 30, 1996, Denver Newspapers had $15.9 million available under its revolving credit facility, net of $1.6 million in outstanding letters of credit.

                                 EXHIBIT INDEX

Exhibit
Index                             Description
-------                           -----------

   27    Financial Data Schedule