Form 10-Q
period 1996-12-31
AFFILIATED NEWSPAPERS INVESTMENTS INC
filed 1997-02-14
CIK 918943

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                            -----------------------

                                   FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

      For the transition period from ________________ to _________________

                     Commission File Number  _____________


                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                76-0425553
                --------                                ----------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)               Identification Number)

             1560 Broadway
            Denver, Colorado                              80202
            ----------------                              -----
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code:  (303) 837-0886
                                                         -----------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of December 31, 1996:


              Class B Common Stock:                   173,576
              Class D Common Stock:                   664,450
              Class G Common Stock:                 1,476,090
              Class N Common Stock:                       230


              INDEX TO AFFILIATED NEWSPAPERS INVESTMENTS, INC.

          REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1996


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

ITEM 5.  OTHER INFORMATION

None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

9.1 - Singleton Family Voting Trust Agreement For Affiliated Newspapers Investments, Inc.
9.2 - Scudder Family Voting Trust Agreement For Affiliated
      Newspapers Investments, Inc.
4.3 - Shareholders' Agreement
27 -  Financial Data Schedule



Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1996.



                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AFFILIATED NEWSPAPERS INVESTMENTS, INC.



Dated: February 13, 1997     By:   /s/Joseph J. Lodovic, IV
      -------------------         -----------------------------------------
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

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      (Unaudited)
                                                                      December 31,         June 30,
                              ASSETS                                      1996               1996
                                                                   ----------------    -----------------
                                                                               (In thousands)
 CURRENT ASSETS
   Cash and cash equivalents . . . . . . . . . . . . . . . . .     $          2,254    $           4,615
   Accounts receivable, less allowance for doubtful accounts
     of $3,694 and $2,426 at December 31, 1996 and
     June 30, 1996, respectively . . . . . . . . . . . . . . .               37,061               27,492
   Inventories of newsprint and supplies . . . . . . . . . . .                6,168                3,966
   Prepaid expenses and other assets . . . . . . . . . . . . .                4,390                2,780
                                                                   ----------------    -----------------
      Total Current Assets . . . . . . . . . . . . . . . . . .               49,873               38,853

 PROPERTY, PLANT AND EQUIPMENT
   Land  . . . . . . . . . . . . . . . . . . . . . . . . . . .                7,567                5,168
   Buildings and improvements  . . . . . . . . . . . . . . . .               37,956               32,687
   Machinery and equipment . . . . . . . . . . . . . . . . . .              114,278               87,522
                                                                   ----------------    -----------------
      Total Property, Plant and Equipment  . . . . . . . . . .              159,801              125,377
   Less accumulated depreciation and amortization  . . . . . .               54,837               50,027
                                                                   ----------------    -----------------
      Net Property, Plant and Equipment  . . . . . . . . . . .              104,964               75,350

 OTHER ASSETS
   Investment in Denver Newspapers, Inc. (Note 2)  . . . . . .                8,788                4,826
   Investment in partnership . . . . . . . . . . . . . . . . .                6,614                6,369
   Subscriber accounts, less accumulated amortization of
     $51,945 and $48,594 at December 31, 1996 and
     June 30, 1996, respectively . . . . . . . . . . . . . . .               57,069               44,220
   Excess of cost over fair value of net assets acquired,
     less accumulated amortization of $14,595 and $13,267
     at December 31, 1996 and June 30, 1996, respectively  . .              148,731               65,715
   Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $20,547 and
     $19,673 at December 31, 1996 and June 30, 1996,
     respectively  . . . . . . . . . . . . . . . . . . . . . .                7,588                8,461
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,862                1,871
                                                                   ----------------    -----------------
      Total Other Assets . . . . . . . . . . . . . . . . . . .              230,652              131,462
                                                                   ----------------    -----------------
  TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .     $        385,489    $         245,665
                                                                   ================    =================



      See notes to unaudited condensed consolidated financial statements.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       (Unaudited)
                                                                      December 31,             June 30,
              LIABILITIES AND SHAREHOLDERS' DEFICIT                       1996                  1996
                                                                   ------------------    ----------------
                                                                     (In thousands, except share data)
 CURRENT LIABILITIES
   Trade accounts payable  . . . . . . . . . . . . . . . . . .     $          3,576    $           5,884
   Accrued liabilities . . . . . . . . . . . . . . . . . . . .               21,818               18,174
   Unearned income . . . . . . . . . . . . . . . . . . . . . .                9,494                7,048
   Income taxes  . . . . . . . . . . . . . . . . . . . . . . .                  750                  373
   Current portion of long-term debt and capital lease
     obligation  . . . . . . . . . . . . . . . . . . . . . . .               12,162               11,190
                                                                   ----------------    -----------------
       Total Current Liabilities . . . . . . . . . . . . . . .               47,800               42,669

 LONG-TERM DEBT AND CAPITAL LEASE
   OBLIGATION  . . . . . . . . . . . . . . . . . . . . . . . .              464,136              314,510

 OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . .                5,796                7,728

 DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . .               12,137               12,275

 SHAREHOLDERS' DEFICIT
   Common stock, par value $1.00 per share; authorized
     4,628,692 shares; 2,314,346 shares issued
     and outstanding . . . . . . . . . . . . . . . . . . . . .                   23                   23
   Additional paid-in capital  . . . . . . . . . . . . . . . .                3,611                3,611
   Deficit . . . . . . . . . . . . . . . . . . . . . . . . . .             (148,014)            (135,151)
                                                                   ----------------    -----------------
       Total Shareholders' Deficit . . . . . . . . . . . . . .             (144,380)            (131,517)
                                                                   ----------------    -----------------

 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT . . . . . . . . .     $        385,489    $         245,665
                                                                   ================    =================




      See notes to unaudited condensed consolidated financial statements.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three Months                  Six Months
                                                                   Ended December 31,            Ended December 31,
                                                               --------------------------    ---------------------------
                                                                   1996          1995                 1996     1995
                                                               --------------------------    ---------------------------
                                                                         (In thousands except share data)
 OPERATING REVENUES  . . . . . . . . . . . . . . . . . . .     $    78,885    $    66,720    $  139,965    $     123,026
 COST AND EXPENSES
   Cost of sales . . . . . . . . . . . . . . . . . . . . .          26,722         25,843        50,289           48,717
   Selling, general, and administrative  . . . . . . . . .          31,693         25,760        58,222           50,103
   Depreciation and amortization . . . . . . . . . . . . .           5,829          5,113        10,967            9,954
   Interest expense  . . . . . . . . . . . . . . . . . . .          12,043         10,542        22,364           20,654
   Other, (net)  . . . . . . . . . . . . . . . . . . . . .          14,067            383        14,265            1,804
                                                               -----------    -----------     ---------     ------------
     TOTAL COST AND EXPENSES . . . . . . . . . . . . . . .          90,354         67,641       156,107          131,232

 INCOME IN UNCONSOLIDATED SUBSIDIARY
   (Note 2)  . . . . . . . . . . . . . . . . . . . . . . .           3,482          1,389         3,962            1,594
                                                               -----------    -----------    ----------    -------------

 INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . . . .          (7,987)           468       (12,180)          (6,612)

 INCOME TAX BENEFIT (EXPENSE)  . . . . . . . . . . . . . .            (629)           (99)         (683)              39
                                                               -----------    -----------    ----------    -------------

 NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . .     $    (8,616)   $       369    $  (12,863)   $      (6,573)
                                                               ===========    ===========    ==========    =============

 EARNINGS PER COMMON SHARE:
   Net Income (loss) . . . . . . . . . . . . . . . . . . .     $     (3.72)   $      0.16    $    (5.56)   $       (2.84)
                                                               ===========    ===========    ==========    =============

 Weighted average number of shares outstanding . . . . . .       2,314,346      2,314,346     2,314,346        2,314,346
                                                               ===========    ===========    ==========    =============





      See notes to unaudited condensed consolidated financial statements.

           AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Three Months Ended December 31,
                                                                           -------------------------------------
                                                                                 1996                1995
                                                                           ----------------     ----------------

                                                                                      (In thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        (12,863)    $         (6,573)
   Adjustments to reconcile loss to net
     cash provided by operating activities:
    Depreciation and amortization  . . . . . . . . . . . . . . . . . . .             10,363                9,522
    (Gain) on sale of newspaper property and other assets  . . . . . . .                 --                  (36)
    Provision for losses on accounts receivable  . . . . . . . . . . . .              1,559                1,358
    Amortization of debt discount  . . . . . . . . . . . . . . . . . . .              8,895                7,767
    Debt issuance cost and prepayment premiums . . . . . . . . . . . . .             13,475                1,089
    Undistributed earnings in equity investments . . . . . . . . . . . .             (4,188)              (2,137)
    Deferred income tax benefit  . . . . . . . . . . . . . . . . . . . .               (138)                (361)
    Change in operating assets and liabilities, net of current
     assets and liabilities acquired or sold . . . . . . . . . . . . .               (9,077)              (8,339)
                                                                           ----------------     ----------------
         NET CASH FLOWS FROM OPERATING ACTIVITIES  . . . . . . . . . . .              8,026                2,290

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of newspaper property assets  . . . . . . . . . . . . . . . . .                 --                   36
    Purchase of newspaper properties . . . . . . . . . . . . . . . . . .           (131,811)             (21,678)
    Purchase of machinery and equipment  . . . . . . . . . . . . . . . .             (4,948)              (2,428)
                                                                           ----------------     ----------------
         NET CASH FLOWS FROM INVESTING ACTIVITIES  . . . . . . . . . . .           (136,759)             (24,070)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of long-term debt . . . . . . . . . . . . . . . . . . . . .             243,800              21,000
    Debt issuance cost and repurchase premiums . . . . . . . . . . . . .            (13,475)              (1,089)
    Reduction of long-term debt  . . . . . . . . . . . . . . . . . . . .           (101,990)              (4,384)
    Reduction of non-operating liabilities . . . . . . . . . . . . . . .             (1,963)              (2,697)
                                                                           ----------------     ----------------
         NET CASH FLOWS FROM FINANCING ACTIVITIES  . . . . . . . . . . .            126,372              (12,830)
                                                                           ----------------     ----------------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . .             (2,361)              (8,950)
 CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,615               17,283
                                                                           ----------------     ----------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . .   $          2,254     $          8,333
                                                                           ================     ================

 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $         15,870     $         13,731
                                                                           ================     ================
   Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . .   $            507     $            322
                                                                           ================     ================




      See notes to unaudited condensed consolidated financial statements.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Affiliated Newspapers Investments, Inc. ("ANI") Annual Report on Form 10-K for the year ended June 30, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1996, are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.

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

Business Acquisitions

   On October 31, 1996, Garden State acquired substantially all the assets used in the publication of the Star-News, San Gabriel Valley Tribune, Whittier Daily News, Times-Standard and The Evening Sun, daily newspapers distributed primarily in Pasadena, West Covina, Whittier and Eureka, California, and Hanover, Pennsylvania, respectively, and seven weekly newspapers distributed in and around these same cities, for a total of $130.0 million in cash. The daily newspapers combined had daily and Sunday circulation of approximately 161,000 and 163,000, respectively, at March 31, 1996.

   The acquisition was accounted for as a purchase; accordingly, the consolidated financial statements include the operations of the acquired newspapers from November 1, 1996. The assets acquired and the liabilities assumed have been recorded at their estimated fair market values as of the date of acquisition. These fair market values are based on management's estimates and are subject to change upon the final allocation of the purchase price.

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

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2: LONG-TERM DEBT

   In conjunction with the acquisitions described above, Garden State entered into a $240.0 million amended and restated bank credit facility (the "Bank Credit Facility") which was subsequently increased to $285.0 million on January 22, 1997. The Bank Credit Facility is comprised of the following components:

   I. A $167.0 million Senior Secured Revolving Credit Facility ("Revolver A") which matures on June 30, 2003. The commitment under Revolver A is reduced annually, with a $13.0 million reduction on June 30, 1997, a $26.0 million reduction on June 30, 1998 and 1999, a $27.0 million reduction on June 30, 2000 and 2001, a $26.0 million reduction on June 30, 2002, and a final maturity of June 30, 2003. A portion of the proceeds from Revolver A were used to purchase the newspaper assets described above. As of the date hereof, $47.0 million is available under Revolver A for business acquisitions.

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

   In addition to proceeds from Term Loan B, Garden State received a distribution of $17.4 million from borrowings under an existing bank credit facility of a subsidiary. These funds were used to prepay in full Garden State's 10.89% Senior Secured Notes in the amount of $77,577,686, including interest of $697,686, and $1.8 million was used to reduce the outstanding balance of Revolver B to zero. The remaining funds were used to pay a make-whole payment of $9.5 million and bank fees and other transactional expenses of approximately $4.5 million. The majority of these costs, which related to the refinancings, were expensed in the quarter ended December 31, 1996.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2: LONG-TERM DEBT--CONTINUED

   Maturities of the Company's long-term debt for the remaining six months of fiscal year 1997 and for the next four fiscal years ending June 30, 2001, are as follows (in thousands):


              1997. . . . . . . . . . . . . . . . . . . $   1,415
              1998. . . . . . . . . . . . . . . . . . .     6,409
              1999. . . . . . . . . . . . . . . . . . .    45,465
              2000. . . . . . . . . . . . . . . . . . .    37,055
              2001. . . . . . . . . . . . . . . . . . .    41,383
              Thereafter . . . . . . . . . . . . . .      337,075
                                                         --------
                                                         $468,803
                                                         ========




NOTE 3:  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

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

   The following are summarized statements of operations of Denver Newspapers for the three and six-month periods ended December 31, 1996 and 1995 (in thousands):

Summarized Statements of Operations

                                                       Three Months Ended              Six Months Ended
                                                           December 31,                  December 31,
                                                    ---------------------------    -------------------------
                                                       1996             1995         1996             1995
                                                    ----------        ---------    --------         --------
 Total Revenues  . . . . . . . . . . . . . . .       $ 53,941         $ 47,435     $ 98,407         $ 88,245
                                                     ========         ========     ========         ========
 Cost of Sales . . . . . . . . . . . . . . . .       $ 26,567         $ 27,137     $ 52,258         $ 51,040
                                                     ========         ========     ========         ========

 Net income  . . . . . . . . . . . . . . . . .       $  6,479         $  2,990     $  7,954         $  4,007
                                                     ========         ========     ========         ========

 Net income applicable to common stock . . . .       $  5,804         $  2,315     $  6,604         $  2,657
                                                     ========         ========     ========         ========

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4: COMBINED SUMMARIZED FINANCIAL INFORMATION OF AFFILIATED NEWSPAPERS
             INVESTMENTS, INC. AND DENVER NEWSPAPERS, INC.

   The combined summarized statements of operations include the accounts of ANI and Denver Newspapers. The companies have common ownership, management and each have the same fiscal year end. All significant intercompany balances and transactions have been eliminated. The summarized combined financial information has been presented to supplement the presentation contained in the consolidated financial statements of ANI. ANI has a significant economic interest in Denver Newspapers and may, in the future, be at least partially dependent upon dividends from Denver Newspapers to service its debt obligations.

Summarized Combined Statements of Operations (in thousands)

                                                       Three Months Ended              Six Months Ended
                                                           December 31                    December 31
                                                 --------------------------       --------------------------

                                                  1996             1995             1996              1995
                                                ---------        ---------        ---------         --------
 Revenues  . . . . . . . . . . . . . . .        $ 132,826        $ 114,155        $ 238,372         $211,271
                                                =========        =========        =========         ========
 Cost of Sales . . . . . . . . . . . . .        $  53,289        $  52,980        $ 110,480         $ 99,757
                                                =========        =========        =========         ========

 Minority Interest   . . . . . . . . . .        $  (2,322)       $    (926)       $  (2,642)        $ (1,063)
                                                =========        =========        =========         ========

 Net Income (loss) . . . . . . . . . . .        $  (7,806)       $   1,044        $ (11,513)        $ (5,223)
                                                =========        =========        =========         ========
 Net income (loss) applicable to
  common stock . . . . . . . . . . . . .        $  (8,481)       $     369        $ (12,863)        $ (6,573)
                                                =========        =========        =========         ========



NOTE 5:  SUBSEQUENT EVENTS

Disposition

   Effective February 14, 1997, the Company has agreed to sell substantially all the assets used in the publication of the Potomac News and two weekly publications to Community Newspapers Holdings, Inc. for $48.0 million in cash plus an adjustment for working capital. The Company estimates it will recognize a pre-tax gain on the sale of approximately $31.0 million, net of selling expense, in its third fiscal quarter.

Acquisitions

   Effective March 1, 1997, the Company has agreed to acquire substantially all the assets used in the publication of the Sentinel & Enterprise, The Daily News and The Daily Nonpareil, daily newspapers located in Fitchburg, Massachusetts; Lebanon, Pennsylvania; and Council Bluffs, Iowa, respectively, and five weekly newspapers distributed in and around these same cities, for a total of approximately $51.5 million in cash. These daily newspapers had daily and Sunday circulation of approximately 58,000 and 60,000, respectively, at September 30, 1996. Proceeds from the sale of the Potomac News discussed above and borrowings will be used to fund the acquisition.

   The acquisition will be accounted for as a purchase; accordingly, the consolidated financial statements will include the operations of the acquired newspapers from March 1, 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


OPERATING RESULTS

Three Months Ended December 31, 1996 and 1995

Revenues

   Revenues increased $12.2 million or 18.2% in the second quarter of fiscal year 1997 as compared to the same quarter of fiscal year 1996. The increase in revenue was attributable to the March, 1996, acquisition of the San Mateo Times, the April 30, 1996, acquisition of The Transcript and The Evening News, and the October 31, 1996, acquisition of the Star-News, San Gabriel Valley Tribune, Whittier Daily News, Times-Standard and The Evening Sun. Combined, the acquisitions discussed above increased revenues approximately $17.3 million in the second quarter of fiscal year 1997. These revenue increases were partially offset by a $4.9 million decline in revenue resulting from the sale of the Johnstown Tribune Publishing Company on April 30, 1996. Excluding the newspaper operations described above, the Company's remaining newspaper operations combined posted a $0.2 million decline in operating revenues for the second quarter of fiscal year 1997. While operating revenues on a same newspaper basis were down, all the Company's newspapers except Alameda Newspaper Group (excluding San Mateo) and North Jersey Newspaper Company posted an increase in operating revenue. The increase in operating revenue at these newspapers was approximately $1.0 million and was primarily attributable to a combined 8.5% and 6.1% gain in classified and retail revenue, respectively. Alameda Newspaper Group and North Jersey Newspaper Company continue to be negatively affected by a significant number of out-of-business accounts (either from store mergers or bankruptcies) which have not yet been cycled through. In addition, Alameda circulation revenue has been reduced by increased use of discounts. The Company currently expects that Alameda Newspaper Group and North Jersey Newspaper Company will begin showing year-over-year quarterly improvements in operating revenues in the third fiscal quarter.

Cost of Sales

   Cost of sales increased $0.9 million or 3.4% in the second quarter of fiscal 1997 compared to the same quarter of fiscal year 1996. The aforementioned acquisitions caused cost of sales to increase approximately $6.0 million for the quarter ended December 31, 1996. However, this increase was offset in part by a $1.6 million decrease in cost of sales resulting from the sale of the Johnstown Tribune Publishing Company. Excluding acquisition and disposition transactions, cost of sales decreased approximately $3.5 million or 14.5%. The decrease in cost of sales at existing newspapers was entirely the result of declines in the average cost of newsprint of approximately 28.2% combined with a 1.1% decrease in consumption, primarily associated with efforts to conserve newsprint, including the conversion to the 50-inch web width which began in October of 1995 and was completed at the majority of newspapers during fiscal year 1996. Excluding newsprint, cost of sales on a same newspaper basis decreased $0.5 million in the second quarter of fiscal 1997.

Selling, General and Administrative

   Selling, general and administrative ("SG&A") expenses increased $5.9 million or 23.0% in the second quarter of fiscal 1997 compared to the same quarter of fiscal 1996. The aforementioned acquisitions resulted in SG&A expense increase of $6.1 million; however, this was in part offset by a $1.4 million reduction in SG&A expense associated with the sale of the Johnstown Tribune Publishing Company. Excluding the acquisition and disposition transactions, SG&A expense increased $1.2 million or 4.7%. The majority of the increase in SG&A is associated with increases in advertising and circulation expenditures at Alameda Newspaper Group, which were primarily related to ongoing efforts to increase advertising lineage and circulation.

Other Expense

   Other expense, net, increased $13.7 million. The majority of the increase is attributable to a second quarter fiscal year 1997 charge to write off approximately $13.5 million of fees and other costs associated with the Company's term loan and revolving credit facility entered into on October 31, 1996, and prepayment premiums associated with the October 31, 1996, prepayment of the Company's then outstanding Senior Secured Notes. Proceeds from the term loan and revolving credit facility were used in part to fund the aforementioned acquisition and refinancing the Company's Senior Secured Notes.

Denver Newspapers - Unconsolidated Subsidiary

   Net income applicable to common stock of Denver Newspapers increased $2.1 million in the second quarter of fiscal year 1997 compared to the same quarter of fiscal year 1996. The current quarter increase in net income applicable to common stock at Denver Newspapers was primarily the result of a 13.7% increase in operating revenues and a 105.6% increase in operating profit, as compared to the same quarter of the prior year. The increase in revenue and operating profit is primarily attributable to 10.6% growth in advertising lineage at The Denver Post, which is a result of an increase in the market size as well as market share growth. A 25.7% decrease in the average cost of newsprint, partially offset by a 17.0% increase in consumption, also contributed to the improvement in Denver Newspapers' operating profit. Denver Newspapers' acquisition of three daily and three paid weekly newspapers in Eastern Colorado on May 1, 1996, accounted for approximately 4.0% of the increase in net income applicable to common stock.

Net Income

   ANI recorded adjusted net income of approximately $4.9 million in the second quarter of fiscal 1997 after excluding the effect of the $13.5 million charge described above compared to a second quarter of fiscal 1996 net income of $0.4 million. The increase in the adjusted net income was primarily attributable to a $2.1 million increase in income from Denver Newspapers and a $4.7 million increase in operating profit at Garden State, which were offset in part by a $1.5 million increase in interest expense and a $0.5 million increase in income taxes resulting from improved operating results at Garden State.

OPERATING RESULTS

Six Months Ended December 31, 1996 and 1995

Revenues

   Revenues increased $16.9 million or 13.8% in the first six months of fiscal year 1997 compared to the same six-month period of fiscal year 1996. The increase in revenue was attributable to the August 31, 1995, acquisition of The Berkshire Eagle, Brattleboro Reformer and Bennington Banner ("New England Newspapers"); the March, 1996, acquisition of the San Mateo Times; the April 30, 1996, acquisition of The Transcript and The Evening News; and the October 31, 1996, acquisition of the Pasadena Star-News, San Gabriel Valley Tribune, Whittier Daily News, Times-Standard and The Evening Sun. Combined, the acquisitions discussed above increased revenues approximately $26.8 million in the first six months of fiscal year 1997. These revenue increases were partially offset by a $9.3 million decline in revenue resulting from the sale of the Johnstown Tribune Publishing Company on April 30, 1996. Excluding the newspaper operations described above, the Company's remaining newspaper operations combined posted a $0.6 million decline in operating revenues for the first six months of fiscal year 1997. While operating revenues on a same newspaper basis were down, all the Company's newspapers except Alameda Newspaper Group (excluding San Mateo) and North Jersey Newspaper Company posted an increase in operating revenue. The increase in operating revenue at these newspapers was approximately $1.5 million and was primarily attributable to a combined 10.4% and 6.5% gain in classified and retail revenue, respectively. Alameda Newspaper Group and North Jersey Newspaper Company continue to be negatively affected by a significant number of out-of-business accounts
(either from store mergers or bankruptcies) which have not yet been cycled through. The Company currently expects that Alameda Newspaper Group and North Jersey Newspaper Company will begin showing year-over-year quarterly improvements in operating revenues in the fiscal third quarter.

Cost of Sales

   Cost of sales increased $1.6 million or 3.2% in the first six months of fiscal year 1997 compared to the same six-month period of fiscal 1996. The aforementioned acquisitions caused cost of sales to increase approximately $9.2 million for the period ended December 31, 1996. However, this increase was offset in part by a $3.1 million decrease in cost of sales resulting from the sale of the Johnstown Tribune Publishing Company. Excluding acquisition and disposition transactions, cost of sales decreased approximately $4.5 million or 10.7%. The decrease in cost of sales at existing newspapers was entirely the result of declines in the average cost of newsprint of approximately 16.6% combined with a 3.1% decrease in consumption, primarily associated with efforts to conserve newsprint, including the conversion to the 50-inch web width which began in October of 1995 and was completed at a majority of newspapers during fiscal 1996. Excluding newsprint, cost of sales on a same newspaper basis decreased $0.9 million in the first six months of 1997.

Selling, General and Administrative

   Selling, general and administrative ("SG&A") expenses increased $8.1 million or 16.2% in the first six months of fiscal year 1997 as compared to the same six-month period of fiscal year 1996. The aforementioned acquisitions resulted in SG&A expense increases of $9.7 million; however, this was in part offset by a $2.7 million reduction in SG&A expense associated with the sale of the Johnstown Tribune Publishing Company. Excluding the acquisition and disposition transactions, SG&A expense increased $1.1 million or 2.5%. The increase in SG&A expense is associated with increases in advertising and circulation expenditures which were primarily related to ongoing efforts to increase advertising lineage and circulation.

Other Expense

   Other expense, net, increased $12.5 million. The majority of the increase is attributable to a second quarter fiscal year 1997 charge to write off approximately $13.5 million of fees and other costs associated with Garden State's term loan and revolving credit facility entered into on October 31, 1996, and prepayment premiums associated with the October 31, 1996, prepayment of Garden State's then outstanding Senior Secured Notes. The increase was partially offset by $1.1 million of financing costs recorded in the same period of fiscal year 1996 associated with the August, 1995, acquisition. Proceeds from the term loan and revolving credit facility were used to fund the aforementioned October 31, 1996, acquisition.

Denver Newspapers - unconsolidated subsidiary

   Net income applicable to common stock of Denver Newspapers increased $2.4 million in the first six months of fiscal year 1997 compared to the same period of fiscal year 1996. The current period increase in net income applicable to common stock at Denver Newspapers was primarily the result of a 11.5% increase in operating revenues and a 86.3% increase in operating profit, as compared to the same period of the prior year. The increase in revenue and operating profit is primarily attributable to 9.3% growth in advertising lineage at The Denver Post, which is the result of an increase in the market size as well as market share growth. A 16.6% decrease in the average cost of newsprint, which was offset in part by a 14.4% increase in consumption, also contributed to the improvement in Denver Newspapers' operating profit. Denver Newspapers' acquisition of three daily and three paid weekly newspapers in Eastern Colorado on May 1, 1996, accounted for approximately 4.6% of the increase in net income applicable to common stock.

Net Income

   ANI recorded adjusted net income of approximately $0.6 million in the first six months of fiscal year 1997 after adjusting the loss to exclude the $13.5 million charge for debt issuance cost and prepayment premiums previously discussed as compared to an adjusted loss of $5.5 million in the first six months of fiscal year 1996, after excluding the write off of fees and other costs associated with the term loan and revolving credit facility entered into on August 31, 1995. The decrease in the loss is primarily attributable to a $6.2 million increase in operating profit and a $2.4 million increase in income from Denver Newspapers which is offset in part by an increase in interest expense of $1.7 million and an increase in tax expense of $0.7 million from the Company's improved operating results.

FINANCIAL CONDITION AND LIQUIDITY

   Net cash flows from operating activities were approximately $8.0 million and $2.3 million for the six months ended December 31, 1996 and 1995, respectively. The $5.7 million increase in cash flow from operating activities was primarily the result of a $7.2 million increase in adjusted operating profit, after excluding depreciation and amortization expense, for the six months ended December 31, 1996, compared to the same period ended December 31, 1995. The increase in adjusted operating profit was offset in part by a $0.6 million increase in cash interest expense.

   Net cash flows from investing activities were ($136.8) million and ($24.0) million for the six months ended December 31, 1996 and 1995, respectively. The change of approximately $112.8 million was primarily the result of the Company spending approximately $130.0 million acquiring the Star-News, Whittier Daily News, San Gabriel Valley Tribune, Times-Standard and The Evening Sun in fiscal year 1997 compared to $21.7 million related to the acquisitions of The Berkshire Eagle, Brattleboro Reformer and Bennington Banner in the first six months of fiscal year 1996. Capital expenditures increased primarily as a result of the previously announced press upgrade in Easton and new front-end systems in Potomac and Las Cruces.

   Net cash flows from financing activities were $126.4 million and $12.8 million for the six months ended December 31, 1996 and 1995, respectively. The change of approximately $113.6 million was attributable to the Company borrowing a net $128.4 million in the first six months of fiscal 1996, primarily associated with the previously discussed October 31, 1995, acquisitions and prepayment of the Company's Senior Secured Notes.

Liquidity

   Giving effect to the January 22, 1997, Bank Credit Facility, Garden State and subsidiaries had a combined $74.9 million available for future borrowings, net of approximately $5.0 million in outstanding letters of credit at January 31, 1997. Approximately $47.0 million of the availability under the bank credit facility is available exclusively for future business acquisitions.

   The Company currently generates sufficient cash flow to meet its capital expenditure and debt service requirements. Such debt service requirements increase substantially in fiscal year 2000 as a result of interest on its Senior Discount Debentures becoming current and payable on a semi-annual basis. While there can be no assurance, the Company currently expects to have sufficient internally generated funds to service interest when due; however, a portion of the face amount may be required to be refinanced at maturity. There can be no assurance that the Company will be able to refinance its debt when due. However, based on current and projected cash flows and debt levels, the Company believes there is minimal refinance risk.

   The purchase of Garden State's Class A common stock and the Series A and C preferred stock by ANI in May, 1994, was financed with debt issued by ANI. The repayment of ANI's debt, which does not have scheduled interest payments until January 1, 2000, is in part dependent upon Garden State's and/or Denver Newspapers' ability to pay dividends to ANI. Garden State's and Denver Newspapers' debt agreements prohibit the payment of dividends to ANI prior to June 30, 1999. The Senior Discount Debentures restrict the Company's ability to incur additional debt and pay dividends.

Denver Newspapers - unconsolidated subsidiary

   Denver Newspapers is well capitalized and currently produces cash flows significantly in excess of its capital expenditure and debt service requirements; accordingly, management does not anticipate making any additional capital contributions to Denver Newspapers. At December 31, 1996, Denver Newspapers had $16.5 million available under its revolving credit facility, net of $1.6 million in outstanding letters of credit. In addition, at December 31, 1995, Denver Newspapers had working capital of approximately $1.9 million.

   Denver Newspapers' revolving credit facility and shareholder agreement prohibit the payment of common stock dividends to ANI until the revolving credit facility and the 9% preferred stock have been prepaid in full. Denver Newspapers' revolving credit facility expires July 1, 1999. Denver Newspapers' preferred stock is mandatorily redeemable on the earlier of (a) June 30, 1999,
(b) the date on which such redemption is permissible under Denver Newspapers' credit agreement, (c) the date on which Denver Newspapers ceases to own directly at least 51% of all the outstanding capital stock of the Denver Post Company, or (d) the date on which Denver Newspapers, directly or indirectly, causes or permits the Denver Post Company to dispose of substantially all of the assets of the Denver Post Company. Denver Newspapers declared and paid a preferred stock dividend of $2.7 million in January, 1997.

NEAR TERM OUTLOOK

   The steady increase in newsprint prices came to a halt in the second quarter of calendar 1996 and, beginning in May, 1996, newsprint suppliers began lowering prices. From May, 1996 to December, 1996, the discounts offered by newsprint suppliers continued to accelerate as newsprint supply outpaced demand. Believing that newsprint demand was beginning to strengthen, several newsprint suppliers announced in December, 1996, a $75 per metric ton increase in newsprint, effective February 1, 1997, but the announced increased failed to take hold. While the February 1, 1997, price increase was unsuccessful, the Company believes future modest price increases may occur in the near future. If a price increase does occur, it is not expected to have a significant impact on the Company's cash flows from operations. As a result of the recent decline in newsprint prices, the Company is experiencing substantial year-over-year favorable comparisons in the average cost of newsprint consumed.

   Additionally, the Company's operating margins should also continue to improve as the Company begins to realize the full annualized effect of reduced consumption resulting from the conversion to 50-inch web widths.

                                EXHIBIT INDEX


EXHIBIT NO.      DESCRIPTION
-----------      -----------
9.1              Singleton Family Voting Trust Agreement For Affiliated Newspapers Investments, Inc.
9.2              Scudder Family Voting Trust Agreement For Affiliated Newspapers Investments, Inc.
4.3              Shareholders' Agreement
27               Financial Data Schedule