Form 10-Q
period 1997-03-31
AFFILIATED NEWSPAPERS INVESTMENTS INC
filed 1997-05-15
CIK 918943

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from        to
                                     ------    ------

                      Commission File Number
                                             --------

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                    76-0425553
----------------------------------------        -------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)

          1560 Broadway
         Denver, Colorado                                    80202
----------------------------------------        -------------------------------
(Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code:  (303) 837-0886


                                 Not Applicable
             -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of May 12, 1997:

              Class B Common Stock:                   173,576
              Class D Common Stock:                   664,450
              Class G Common Stock:                 1,476,090
              Class N Common Stock:                       230

                INDEX TO AFFILIATED NEWSPAPERS INVESTMENTS, INC.

            REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997


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

                                     PART I
-------------------------------------------------------------------------------


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



                                    PART II
-------------------------------------------------------------------------------


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

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

27 - Financial Data Schedule.


Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1997.



                                   SIGNATURES
-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AFFILIATED NEWSPAPERS INVESTMENTS, INC.



Dated: May 12, 1997                    By:  /s/ Joseph J. Lodovic, IV
      --------------                        -----------------------------------
                                                Joseph J. Lodovic, IV
                                                Executive Vice President,
                                                Chief Financial Officer,
                                                and Duly Authorized Officer
                                                of Registrant

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES


                         Index to Financial Information


                                                                                                 PAGE
                                                                                                 ----
 Item 1.  Financial Statements:
            Condensed Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . .     6
            Unaudited Condensed Consolidated Statements of Operations  . . . . . . . . . . . .     8
            Unaudited Condensed Consolidated Statements of Cash Flows  . . . . . . . . . . . .     9
            Notes to Unaudited Condensed Consolidated Financial Statements . . . . . . . . . .    10

 Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .    15

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       (Unaudited)
                                                                        March 31,        June 30,
                          ASSETS                                          1997             1996
                                                                       ------------    ------------
                                                                             (In thousands)
 CURRENT ASSETS
   Cash and cash equivalents .......................................   $      3,685    $      4,615
   Accounts receivable, less allowance for doubtful accounts
     of $3,796 and $2,426 at March 31, 1997 and
     June 30, 1996, respectively ...................................         33,804          27,492
   Inventories of newsprint and supplies ...........................          7,095           3,966
   Prepaid expenses and other assets ...............................          4,107           2,780
                                                                       ------------    ------------
      Total Current Assets .........................................         48,691          38,853

 PROPERTY, PLANT AND EQUIPMENT
   Land ............................................................          7,137           5,168
   Buildings and improvements ......................................         40,741          32,687
   Machinery and equipment .........................................        117,896          87,522
                                                                       ------------    ------------
      Total Property, Plant and Equipment ..........................        165,774         125,377
   Less accumulated depreciation and amortization ..................        (54,560)         50,027
                                                                       ------------    ------------
      Net Property, Plant and Equipment ............................        111,214          75,350

 OTHER ASSETS
   Investment in Denver Newspapers, Inc. (Note 3) ..................         10,633           4,826
   Investment in partnership .......................................          6,448           6,369
   Subscriber accounts, less accumulated amortization of
     $43,289 and $48,594 at March 31, 1997 and
     June 30, 1996, respectively ...................................         67,814          44,220
   Excess of cost over fair value of net assets acquired,
     less accumulated amortization of $11,815 and $13,267
     at March 31, 1997 and June 30, 1996, respectively .............        167,236          65,715
   Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $15,395
     and $19,673 at March 31, 1997 and June 30, 1996,
     respectively ..................................................          7,151           8,461
   Other ...........................................................          1,929           1,871
                                                                       ------------    ------------
      Total Other Assets ...........................................        261,211         131,462
                                                                       ------------    ------------
  TOTAL ASSETS .....................................................   $    421,116    $    245,665
                                                                       ============    ============



      See notes to unaudited condensed consolidated financial statements.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         (Unaudited)
                                                                          March 31,        June 30,
              LIABILITIES AND SHAREHOLDERS' DEFICIT                          1997            1996
                                                                         ------------    ------------
                                                                                (In thousands,
                                                                              except share data)
 CURRENT LIABILITIES
   Trade accounts payable ............................................   $      4,773    $      5,884
   Accrued liabilities ...............................................         20,311          18,174
   Unearned income ...................................................         10,073           7,048
   Income taxes ......................................................          2,082             373
   Current portion of long-term debt and capital lease
     obligations .....................................................          5,942          11,190
                                                                         ------------    ------------
       Total Current Liabilities .....................................         43,181          42,669

 LONG-TERM DEBT AND CAPITAL LEASE
   OBLIGATIONS .......................................................        475,867         314,510

 OTHER LIABILITIES ...................................................          5,286           7,728

 DEFERRED INCOME TAXES ...............................................         13,011          12,275

 SHAREHOLDERS' DEFICIT
   Common stock, par value $.01 per share; authorized
     shares--4,628,692; 2,314,346 shares issued
     and outstanding .................................................             23              23
   Additional paid-in capital ........................................          3,611           3,611
   Deficit ...........................................................       (119,863)       (135,151)
                                                                         ------------    ------------
       Total Shareholders' Deficit ...................................       (116,229)       (131,517)
                                                                         ------------    ------------

 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .........................   $    421,116    $    245,665
                                                                         ============    ============




      See notes to unaudited condensed consolidated financial statements.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three Months                   Nine Months
                                                                     Ended March 31,                 Ended March 31,
                                                               ---------------------------    ---------------------------
                                                                  1997           1996             1997           1996
                                                               ------------   ------------    ------------   ------------
                                                                          (In thousands except share data)
OPERATING REVENUES .........................................   $     75,854   $     57,911    $    215,819   $    180,937

COST AND EXPENSES
  Cost of sales ............................................         26,971         24,494          77,260         73,211
  Selling, general, and administrative .....................         33,754         25,189          91,976         75,292
  Depreciation and amortization ............................          6,324          5,226          17,290         15,180
  Interest expense .........................................         13,001         10,696          35,365         31,350
  Other, (net) .............................................          1,461          1,065          15,727          2,869
                                                               ------------   ------------    ------------   ------------
    TOTAL COST AND EXPENSES ................................         81,511         66,670         237,618        197,902


GAIN ON SALE OF NEWSPAPER PROPERTY .........................         30,883           --            30,883           --

INCOME IN UNCONSOLIDATED SUBSIDIARY
  (Note 3) .................................................          1,844             19           5,807          1,613
                                                               ------------   ------------    ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES ..........................         27,070         (8,740)         14,891        (15,352)

INCOME TAX BENEFIT (EXPENSE) ...............................          1,080            (46)            397             (4)
                                                               ------------   ------------    ------------   ------------

NET INCOME (LOSS) ..........................................   $     28,150   $     (8,786)   $     15,288   $    (15,356)
                                                               ============   ============    ============   ============
EARNINGS PER COMMON SHARE:
  Net Income (loss) ........................................   $      12.16   $      (2.57)   $       6.61   $      (6.63)
                                                               ============   ============    ============   ============

Weighted average number of shares outstanding ..............      2,314,346      2,314,346       2,314,346      2,314,346
                                                               ============   ============    ============   ============




      See notes to unaudited condensed consolidated financial statements.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Nine Months Ended March 31,
                                                                           ----------------------------
                                                                               1997             1996
                                                                           ------------    ------------
                                                                                  (In thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...................................................   $     15,288    $    (15,356)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
    Depreciation and amortization ......................................         16,385          14,533
    (Gain) on sale of newspaper property and other assets ..............        (30,883)            (69)
    Provision for losses on accounts receivable ........................          2,431           1,882
    Amortization of debt discount ......................................         13,559          11,872
    Debt issuance and make-whole cost ..................................         13,763           1,092
    Undistributed earnings in equity investments .......................         (5,867)         (1,977)
    Deferred income tax benefit ........................................         (3,251)           (549)
    Change in operating assets and liabilities, net of current assets
      and liabilities acquired and/or sold .............................         (6,798)        (12,102)
                                                                           ------------    ------------
      NET CASH FLOWS FROM OPERATING ACTIVITIES .........................         14,627            (674)

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of newspaper property and other assets ........................         47,699              69
    Purchase of newspaper properties ...................................       (183,176)        (33,215)
    Purchase of machinery and equipment ................................         (6,541)         (4,470)
                                                                           ------------    ------------
      NET CASH FLOWS FROM INVESTING ACTIVITIES .........................       (142,018)        (37,616)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of long-term debt .........................................        257,350          36,300
    Debt issuance and make-whole cost ..................................        (13,763)         (1,092)
    Reduction of long-term debt ........................................       (114,649)         (8,869)
    Reduction of non-operating liabilities .............................         (2,477)         (3,647)
                                                                           ------------    ------------
      NET CASH FLOWS FROM FINANCING ACTIVITIES .........................        126,461          22,692
                                                                           ------------    ------------

 INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS .........................................................           (930)        (15,598)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................          4,615          17,284
                                                                           ------------    ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................   $      3,685    $      1,686
                                                                           ============    ============

 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid .......................................................   $     26,538    $     25,749
                                                                           ============    ============
   Income taxes paid ...................................................   $      1,228    $        383
                                                                           ============    ============



      See notes to unaudited condensed consolidated financial statements.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in Affiliated Newspapers Investments, Inc. ("ANI") Annual Report on Form 10-K for the year ended June 30, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.

   The unaudited condensed consolidated financial statements include the accounts of Affiliated Newspapers Investments, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. ANI accounts for its investment in Denver Newspapers, Inc. ("Denver Newspapers") using the equity method of accounting (See Note 3).

Income Taxes

   The effective income tax rate varies from the federal statutory rate primarily because of the nondeductibility of certain expenses and the use of net operating losses for which no tax benefit was previously recognized.

Business Acquisitions and Dispositions

   Acquisitions

   On February 28, 1997, the Company acquired substantially all the assets used in the publication of the Sentinel & Enterprise, The Daily News and The Daily Nonpareil, daily newspapers located in Fitchburg and Leominster, Massachusetts; Lebanon, Pennsylvania; and Council Bluffs, Iowa, respectively, and five weekly newspapers distributed in and around these same cities, for a total of approximately $51.2 million in cash. The daily newspapers acquired had daily and Sunday circulation of approximately 58,000 and 60,000, respectively, at September 30, 1996. Proceeds from the sale of the Potomac News discussed below and borrowings under the revolving bank credit facility were used to fund the acquisition.

   On October 31, 1996, Garden State acquired substantially all the assets used in the publication of the Star-News, San Gabriel Valley Tribune, Whittier Daily News, Times-Standard and The Evening Sun, daily newspapers distributed primarily in Pasadena, West Covina, Whittier and Eureka, California, and Hanover, Pennsylvania, respectively, and seven weekly newspapers distributed in and around these same cities, for a total of $130.0 million in cash. The daily newspapers combined had daily and Sunday circulation of approximately 156,000 and 161,000, respectively, at September 30, 1996.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED


NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS--CONTINUED

   The acquisitions were accounted for as a purchase; accordingly, the consolidated financial statements include the operations of the February 28, 1997 and October 31, 1996, acquired newspapers from March 1, 1997, and November 1, 1996, respectively. The assets acquired and the liabilities assumed have been recorded at their estimated fair market values as of the dates of acquisition. These fair market values are based on management's preliminary estimates and are subject to change upon the final allocation of the purchase price.

Business Disposition

   Effective February 14, 1997, the Company sold substantially all the assets used in the publication of the Potomac News and two weekly publications for $48.0 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $31.0 million, net of selling expenses, in its third fiscal quarter.

Seasonality

   Newspaper companies tend to follow a distinct and recurring seasonal pattern, with higher advertising revenues in months containing significant events or holidays. Accordingly, the fourth calendar quarter, or the Company's second fiscal quarter, is the Company's strongest revenue quarter of the year. Due top generally poor weather and a lack of holidays, the first calendar quarter, or the Company's third fiscal quarter, is the Company's weakest revenue quarter of the year.

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

   II. A $27.0 million Senior Secured Revolving Credit Facility ("Revolver B") with sublimits of $7.0 million available for standby Letters of Credit and $5.0 million available for same day borrowings under a Swingline Facility. No principal payments are required under Revolver B until March 31, 2004, at which time the commitment is terminated and all then outstanding balances are due and payable. As of the date hereof, $19.5 million is available under Revolver B.

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

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED


NOTE 2: LONG-TERM DEBT--CONTINUED

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

   All borrowings under the Bank Credit Facility, except loans under the Swingline Facility, bear interest at rates based upon, at Garden State's option, Eurodollars or prime, plus a spread based on Garden State's leverage. Borrowings under the Swingline Facility bear interest at prime plus a spread based on Garden State's leverage. Interest on prime borrowings under the Bank Credit Facility is payable quarterly. Interest on Eurodollar borrowings is due at the end of the applicable interest rate period or quarterly if the interest rate period exceeds three months. In addition, Garden State pays an annual commitment fee of 0.50% on the unused commitment under Revolvers A and B. If the ratio of total debt to operating cash flow is less than 4.00 to 1.00, the commitment fee is reduced to 0.375%.

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

   In addition to proceeds from Term Loan B, Garden State received a distribution of $17.4 million from borrowings under an existing bank credit facility of a subsidiary. These funds were used to prepay in full Garden State's 10.89% Senior Secured Notes totaling approximately $77.6 million, including interest of approximately $0.7 million, and $1.8 million was used to reduce the outstanding balance of Revolver B to zero. The remaining funds were used to pay a make-whole payment of $9.5 million and bank fees and other transactional expenses of approximately $4.5 million. The majority of these costs, which related to the refinancings, were expensed in the quarter ended December 31, 1996.

   Maturities of the Company's long-term debt for the remaining three months of fiscal year 1997 and for the next four fiscal years ending June 30, 2001, are as follows (in thousands):


             1997. . . . . . . . . . . . . . . . . . . $     987
             1998. . . . . . . . . . . . . . . . . . .     6,414
             1999. . . . . . . . . . . . . . . . . . .    44,926
             2000. . . . . . . . . . . . . . . . . . .    37,022
             2001. . . . . . . . . . . . . . . . . . .    41,347
             Thereafter. . . . . . . . . . . . . . . .   343,628
                                                       ---------
                                                       $ 474,324
                                                       =========

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

NOTE 2: LONG-TERM DEBT--CONTINUED

Interest Rate Swaps

   Effective April 1, 1997, the Company entered into a three-year interest rate swap agreement with a notional principal amount of $50.0 million and a fixed annual interest rate of 6.455%, plus the applicable spread. The Company uses interest rate swaps to manage its floating rate debt to minimize, in part, the Company's exposure to the uncertainty of floating interest rates. The Company accounts for the differences paid or received under this agreement as an adjustment to interest expense.

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

   The following are summarized statements of operations of Denver Newspapers for the three and nine-month periods ended March 31, 1997 and 1996 (in thousands):


Summarized Statements of Operations

                                                  Three Months Ended         Nine Months Ended
                                                        March 31,                March 31,
                                                 -----------------------   -----------------------
                                                    1997         1996         1997         1996
                                                 ----------   ----------   ----------   ----------
 Total Revenues ..............................   $   47,865   $   42,872   $  146,271   $  131,027
                                                 ==========   ==========   ==========   ==========
 Cost of Sales ...............................   $   24,017   $   26,137   $   73,094   $   77,177
                                                 ==========   ==========   ==========   ==========
 Net income ..................................   $    3,749   $      707   $   11,703   $    4,714
                                                 ==========   ==========   ==========   ==========
 Net income applicable to common stock .......   $    3,074   $       32   $    9,678   $    2,689
                                                 ==========   ==========   ==========   ==========

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED


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

Summarized Combined Statements of Operations (in thousands)


                                               Three Months Ended               Nine Months Ended
                                                    March 31                        March 31
                                           ----------------------------    ----------------------------
                                               1997            1996            1997            1996
                                           ------------    ------------    ------------    ------------
 Revenues ..............................   $    123,719    $    100,693    $    362,090    $    311,964
                                           ============    ============    ============    ============
 Cost of Sales .........................   $     51,318    $     50,631    $    153,864    $    150,388
                                           ============    ============    ============    ============
 Minority Interest .....................   $     (1,230)   $         13    $     (3,871)   $     (1,076)
                                           ============    ============    ============    ============
 Net Income (loss) .....................   $     28,825    $     (8,111)   $     17,313    $    (13,331)
                                           ============    ============    ============    ============
 Net income (loss) applicable to
  common stock .........................   $     28,150    $     (8,786)   $     15,288    $    (15,356)
                                           ============    ============    ============    ============

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


OPERATING RESULTS

Three Months Ended March 31, 1997 and 1996

Revenues

   Revenues increased $17.9 million or 31.0% in the third quarter of fiscal year 1997 as compared to the same quarter of fiscal year 1996. The increase in revenue was attributable to the March, 1996, acquisition of the San Mateo Times; the April 30, 1996, acquisition of The Transcript and The Evening News; the October 31, 1996, acquisition of the Star-News, San Gabriel Valley Tribune, Whittier Daily News, Times-Standard and The Evening Sun; and the February 28, 1997, acquisition of the Sentinel & Enterprise, The Daily News and The Daily Nonpareil. Combined, the acquisitions discussed above increased revenues approximately $23.1 million in the third quarter of fiscal year 1997. These revenue increases were partially offset by a $5.8 million decline in revenue resulting from the sale of the Johnstown Tribune Publishing Company on April 30, 1996, and the Potomac News on February 13, 1997. Excluding the newspaper operations described above, the Company's remaining newspaper operations combined posted a $0.6 million increase in operating revenues for the third quarter of fiscal year 1997.

Cost of Sales

   Cost of sales increased $2.5 million or 10.1% in the third quarter of fiscal 1997 compared to the same quarter of fiscal year 1996. The aforementioned acquisitions caused cost of sales to increase approximately $8.1 million for the quarter ended March 31, 1997. However, this increase was offset in part by a $2.2 million decrease in cost of sales resulting from the sale of the Johnstown Tribune Publishing Company and the Potomac News. Excluding acquisition and disposition transactions, cost of sales decreased approximately $3.4 million or 17.8%. The decrease in cost of sales at existing newspapers was entirely the result of declines in the average cost of newsprint of approximately 27.0% combined with a 3.0% decrease in consumption, primarily associated with efforts to conserve newsprint, including the conversion to the 50-inch web width which began in October of 1995 and was completed at the majority of newspapers during fiscal year 1996. Excluding newsprint, cost of sales on a same newspaper basis decreased $0.9 million in the third quarter of fiscal 1997.

Selling, General and Administrative

   Selling, general and administrative ("SG&A") expenses increased $8.6 million or 34.1% in the third quarter of fiscal 1997 compared to the same quarter of fiscal 1996. The aforementioned acquisitions resulted in SG&A expense increase of $8.9 million; however, this was in part offset by a $2.0 million reduction in SG&A expense associated with the sale of the Johnstown Tribune Publishing Company and the Potomac News. Excluding the acquisition and disposition transactions, SG&A expense increased $1.7 million. The increase was caused in part by increased advertising and circulation spending, primarily associated with efforts to increase circulation and advertising linage.

Denver Newspapers - Unconsolidated Subsidiary

   Net income applicable to common stock of Denver Newspapers increased approximately $3.0 million in the third quarter of fiscal year 1997 compared to the same quarter of fiscal year 1996. The current quarter increase in net income applicable to common stock at Denver Newspapers was primarily the result of a $5.1 million increase in operating profit as compared to the same quarter of the prior year. The increase in operating profit was primarily attributable to a $5.0 million or 11.6% increase in operating revenues and a $3.0 million decrease in newsprint expense, which was partially offset by increased operating costs primarily associated with higher sales and circulation at The Denver Post. The majority of the increase in operating revenues was attributable to a 12.0% growth in advertising linage, which was the result of an increase in the market size as well as market share at The Denver Post. Newsprint expense at The Denver Post decreased primarily as a result of a 30.0% decrease in the average cost of newsprint, which was partially offset by a 14.0% increase in consumption. Denver Newspapers' acquisition of three daily and three paid weekly newspapers in Eastern Colorado on May 1, 1996, accounted for approximately 5.6% of the increase in net income applicable to common stock.

Net Income

   ANI recorded an adjusted loss of approximately $2.7 million in the third quarter of fiscal 1997 after excluding the effect of the $30.9 million pretax gain on the sale of the Potomac News compared to a third quarter of fiscal 1996 loss of $8.8 million. The decrease in the adjusted loss was primarily attributable to a $1.8 million increase in income from Denver Newspapers, a $5.8 million increase in operating profit and a $1.1 million increase in income tax benefits primarily associated with the sale of the Potomac News at Garden State, which were offset in part by a $2.3 million increase in interest expense.

OPERATING RESULTS

Nine Months Ended March 31, 1997 and 1996

Revenues

   Revenues increased $34.9 million or 19.3% in the first nine months of fiscal year 1997 compared to the same nine-month period of fiscal year 1996. The increase in revenue was attributable to the August 31, 1995, acquisition of The Berkshire Eagle, Brattleboro Reformer and Bennington Banner; the March, 1996, acquisition of the San Mateo Times; the April 30, 1996, acquisition of The Transcript and The Evening News; the October 31, 1996, acquisition of the Pasadena Star-News, San Gabriel Valley Tribune, Whittier Daily News, Times-Standard and The Evening Sun; and the February 28, 1997, acquisition of the Sentinel & Enterprise, The Daily News and The Daily Nonpareil. Combined, the acquisitions discussed above increased revenues approximately $50.1 million in the first nine months of fiscal year 1997. These revenue increases were partially offset by a $14.6 million decline in revenue resulting from the sale of the Johnstown Tribune Publishing Company on April 30, 1996, and the February 13, 1997, sale of the Potomac News. Excluding the newspaper operations described above, the Company's remaining newspaper operations combined posted a $0.6 million decline in operating revenues for the first nine months of fiscal year 1997. While operating revenues on a same newspaper basis were down, all the Company's newspapers except Alameda Newspaper Group (excluding San Mateo) and North Jersey Newspaper Company posted an increase in operating revenue. The increase in operating revenue at these newspapers was approximately $2.6 million and was primarily attributable to a combined 11.6% and 6.3% gain in classified and retail revenue, respectively. Alameda Newspaper Group continued to be negatively affected by declines in circulation revenues caused by increased use of discounts and a significant number of out-of-business accounts (either from store mergers or bankruptcies) which have not yet been cycled through. The Company currently expects that Alameda Newspaper Group will begin showing year-over-year quarterly improvements in operating revenues in the fiscal fourth quarter. North Jersey Newspaper Company, which suffered similar problems to that of the Alameda Newspaper Group, completed its turnaround in the fiscal third quarter, posting a 1.2% increase in quarterly operating revenues primarily through growth in classified revenue.

Cost of Sales

   Cost of sales increased $4.1 million or 5.5% in the first nine months of fiscal year 1997 compared to the same nine-month period of fiscal 1996. The aforementioned acquisitions caused cost of sales to increase approximately $16.8 million for the period ended March 31, 1997. However, this increase was offset in part by a $5.3 million decrease in cost of sales resulting from the sale of the Johnstown Tribune Publishing Company and the Potomac News. Excluding acquisition and disposition transactions, cost of sales decreased approximately $7.4 million or 12.5%. The decrease in cost of sales at existing newspapers was entirely the result of declines in the average cost of newsprint of approximately 22.0% combined with a 4.0% decrease in consumption, primarily associated with efforts to conserve newsprint, including the conversion to the 50-inch web width which began in October of 1995 and was completed at a majority of newspapers during fiscal 1996. Excluding newsprint, cost of sales on a same newspaper basis decreased $0.9 million in the first nine months of 1997.

Selling, General and Administrative

   Selling, general and administrative ("SG&A") expenses increased $16.7 million or 22.2% in the first nine months of fiscal year 1997 as compared to the same nine-month period of fiscal year 1996. The aforementioned acquisitions resulted in SG&A expense increases of $19.2 million; however, this was in part offset by a $4.7 million reduction in SG&A expense associated with the sale of the Johnstown Tribune Publishing Company and the Potomac News. Excluding the acquisition and disposition transactions, SG&A expense increased $2.2 million or 3.6%. The increase in SG&A expense is associated with increases in advertising and circulation expenditures which were primarily related to ongoing efforts to increase advertising linage and circulation.

Other Expense

   Other expense, net, increased $12.9 million. The majority of the increase is attributable to a second quarter fiscal year 1997 charge to write off approximately $13.8 million of fees and other costs associated with Garden State's term loan and revolving credit facility entered into on October 31, 1996, and prepayment premiums associated with the October 31, 1996, prepayment of Garden State's then outstanding Senior Secured Notes. The increase was partially offset by $1.1 million of financing costs recorded in the same period of fiscal year 1996 associated with the August, 1995, acquisition.

Denver Newspapers - unconsolidated subsidiary

   Net income applicable to common stock of Denver Newspapers increased $7.0 million in the first nine months of fiscal year 1997 compared to the same period of fiscal year 1996. The current period increase in net income applicable to common stock at Denver Newspapers was primarily the result of a $10.9 million increase in operating profit as compared to the same quarter of the prior year. The increase in operating profit was primarily attributable to a $15.2 million or 11.6% increase in operating revenues and a $4.1 million decrease in newsprint expense, which was partially offset by increased operating costs primarily associated with higher sales and circulation at The Denver Post. The majority of the increase in operating revenues was attributable to a 9.0% growth in advertising linage, which was the result of an increase in the market size as well as market share at The Denver Post. Newsprint expense decreased at The Denver Post primarily as a result of a 21.0% decrease in the average cost of newsprint, which was partially offset by 14.3% increase in consumption. Denver Newspapers' acquisition of three daily and three paid weekly newspapers in Eastern Colorado on May 1, 1996, accounted for approximately 7.5% of the increase in net income applicable to common stock.

Net Income

   ANI recorded an adjusted loss of approximately $1.8 million in the first nine months of fiscal year 1997 after adjusting the loss to exclude the $13.8 million charge for debt issuance cost and prepayment premiums previously discussed and the $30.9 million pretax gain on the sale of the Potomac News as compared to an adjusted loss of $14.3 million in the first nine months of fiscal year 1997, after excluding the write off of fees and other costs associated with the August 31, 1995, acquisition. The decrease in the adjusted loss is primarily attributable to a $12.0 million increase in operating profit and a $4.2 million increase in income from Denver Newspapers which is offset in part by an increase in interest expense of $4.0 million.

FINANCIAL CONDITION AND LIQUIDITY

   Net cash flows from operating activities were approximately $14.6 million and ($0.7) million for the nine months ended March 31, 1997 and 1996, respectively. The $15.3 million increase in cash flow from operating activities was primarily the result of a $14.1 million increase in adjusted operating profit, after excluding depreciation and amortization expense, for the nine months ended March 31, 1997, compared to the same period ended March 31, 1996.

   Net cash flows from investing activities were ($142.0) million and ($37.6) million for the nine months ended March 31, 1997 and 1996, respectively. The change of approximately $104.4 million was primarily the result of funds totaling approximately $183.2 million used to acquire the Star-News, Whittier Daily News, San Gabriel Valley Tribune, Times-Standard, The Evening Sun, The Sentinel & Enterprise, The Daily News and The Daily Non-Pareil in fiscal year 1997 less proceeds received from the sale of the Potomac News of $47.7 million compared to $33.2 million spent related to the acquisitions of The Berkshire Eagle, Brattleboro Reformer, Bennington Banner and San Mateo Times in the first nine months of fiscal year 1996. Capital expenditures increased by approximately $2.0 million primarily as a result of the previously announced press upgrade in Easton and new front-end systems in Potomac and Las Cruces.

   Net cash flows from financing activities were $126.5 million and $22.7 million for the nine months ended March 31, 1997 and 1996, respectively. The change of approximately $103.8 million was attributable to the Company borrowing approximately $133.0 million related to acquisitions as compared to approximately $31.0 million related to acquisitions in the same period of fiscal 1996. In addition, the Company borrowed $12.7 million during the first nine months of fiscal 1997 in excess of that borrowed during the same period of fiscal 1996 related to bank fees and other financing costs, including make-whole premiums.

Liquidity

   Giving effect to the January 22, 1997, Bank Credit Facility, Garden State and subsidiaries had a combined $74.3 million available for future borrowings, net of approximately $5.0 million in outstanding letters of credit at January 31, 1997. Approximately $47.0 million of the availability under the bank credit facility is available solely for future business acquisitions.

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

Denver Newspapers - unconsolidated subsidiary

   Denver Newspapers is well capitalized and currently produces cash flows significantly in excess of its capital expenditure and debt service requirements; accordingly, management does not anticipate making any additional capital contributions to Denver Newspapers. At March 31, 1997, Denver Newspapers had $13.5 million available under its revolving credit facility, net of $1.6 million in outstanding letters of credit. In addition, at March 31, 1997, Denver Newspapers had working capital of approximately $1.6 million.

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

NEAR TERM OUTLOOK

   The steady increase in newsprint prices came to a halt in the second quarter of calendar 1996 and, beginning in May, 1996, newsprint suppliers began lowering prices. From May, 1996 to December, 1996, the discounts offered by newsprint suppliers continued to accelerate as newsprint supply outpaced demand. Believing that newsprint demand was beginning to strengthen, several newsprint suppliers announced a $75 per metric ton increase in newsprint, effective March 1, 1997, which, to date, has been only partially successful as newsprint suppliers have only been able to obtain a portion of the $75 per ton increase. While no additional price increases have been announced, suppliers may attempt to increase prices before the end of calendar year 1997. If prices increase they are not expected to have a significant impact on the Company's future cash flows from operations. In addition, to protect itself from rising prices, the Company has entered into fixed pricing contracts with certain of its suppliers. These contracts cover almost half of Garden State's annual newsprint usage.

   As a result of the decline in newsprint prices, the Company is experiencing substantial year-over-year favorable comparisons in the average cost of newsprint consumed. Additionally, the Company's operating margins should also continue to improve as the Company begins to realize the full annualized effect of reduced consumption resulting from its conversion to 50-inch web widths.

                               EXHIBIT INDEX

Exhibit No.                     Description
-----------                     -----------
    27                    Financial Data Schedule