Form 10-K405
period 1997-06-30
AFFILIATED NEWSPAPERS INVESTMENTS INC
filed 1997-09-23
CIK 918943

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        COMMISSION FILE NUMBER
                            ------------------------

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                     76-0425553
  (State or other jurisdiction of       (I.R.S. Employer
   incorporation or organization)      Identification No.)
  1560 BROADWAY, DENVER, COLORADO             80202
               80202                       (Zip code)
  (Address of principal executive
              offices)

       Registrant's telephone number, including area code: (303) 837-0886
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                            ------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

  CLASS OF VOTING STOCK AND NUMBER OF
                 SHARES
HELD BY NON-AFFILIATES AT SEPTEMBER 10,   MARKET VALUE HELD
                  1997                    BY NON-AFFILIATES
----------------------------------------  -----------------
Class B            173,576 shares            Unavailable

    The following shares of Common Stock are outstanding at September 10, 1997

                                                                       NUMBER
CLASS                                                                OF SHARES
-------------------------------------------------------------------  ----------
Class B Common Stock...............................................     173,576
Class D Common Stock...............................................     664,450
Class G Common Stock...............................................     371,960
Class GSI Common Stock.............................................   1,104,130
Class N Common Stock...............................................         230

Documents Incorporated by Reference:  NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Affiliated Newspapers Investments, Inc. (the "Company" or "ANI"), is one of the largest privately controlled newspaper publishing companies in the United States. The newspapers currently owned by the Company including the July 31, 1997, acquisition of THE SUN published in Lowell, Massachusetts (the "Lowell Acquisition"), have combined daily and Sunday paid circulation of approximately 1,187,748 and 1,247,000, respectively, at March 31, 1997. Garden State Newspapers, Inc. ("Garden State"), a wholly owned subsidiary of ANI, founded in March 1985 by William Dean Singleton and Richard B. Scudder, currently owns and operates 26 market dominant daily and 69 weekly newspapers in eight states (including suburban markets in close proximity to the San Francisco Bay area, Los Angeles, New York City, Philadelphia and Boston). The Company's principal sources of revenue are advertising and circulation sales. Other sources of revenue include commercial printing and electronic media operations. Denver Newspapers, Inc. ("Denver Newspapers"), a 60% owned subsidiary, operates ANI's only major metropolitan newspaper, THE DENVER POST, located in Denver, Colorado. Denver Newspapers also currently owns 3 daily and 7 weekly newspapers published in Colorado.

    The operating results of ANI are the same as the operating results of Garden State, except for ANI's income in Denver Newspapers and ANI's separate administrative and debt expenses, since Garden State is ANI's only consolidated subsidiary. ANI accounts for its investment in Denver Newspapers using the equity method of accounting.

    The Company's newspapers are geographically diverse and generally positioned in markets with limited direct competition for local newspaper advertising. Management believes the Company's markets, taken as a whole, have above average population and sales growth potential. The Company's newspapers are established franchises with strong local identities and often serve as the primary source of local news and information in the communities they serve. The Company's newspapers address the specific needs of the community, providing a unique combination of social and economic services in a way in which only they can provide, making them an attractive purchase for both the reader and the advertiser.

    The Company has grown significantly through internal growth and by making strategic acquisitions in markets which have above average growth potential. The Company's main acquisition focus is on newspaper markets contiguous to its own, allowing it to realize certain operating synergies. The Company refers to this acquisition strategy as clustering. A majority of the Company's newspapers are located in regional clusters, allowing them to achieve higher operating margins through efficient use of labor and equipment and by providing opportunities to cross-sell advertising. Management occasionally divests newspaper properties which no longer fit a cluster strategy and, in management's opinion, the value of such newspaper properties has been maximized. This strategy has enabled the Company to reinvest sale proceeds in newspaper properties which can be clustered, allowing the Company to achieve greater revenue and EBITDA growth while reducing its leverage ratio (as defined in Garden State's bank credit agreement).

    Management believes that one of the keys to the Company's improved financial position and future growth prospects is the successful implementation of its clustering and acquisition strategy at Garden State. Implementation of this strategy may include selective dispositions from time to time. Since May 31, 1994, Garden State has acquired 18 daily and 23 weekly newspapers for $322.9 million. During the same period, Garden State disposed of four daily and nine weekly newspapers for a combined $122.1 million, resulting in realized pre-tax gains of $49.6 million.

    These acquisitions and dispositions at Garden State discussed above would have resulted in a net increase in debt of $200.8 million if such transactions had occurred on June 30, 1997, and pro forma net EBITDA of $46.4 million for the year then ended, representing a debt to EBITDA ratio of 4.3x. Combined with internal growth, the aforementioned acquisitions and dispositions have resulted in revenue and EBITDA growth from $186.6 million and $37.3 million in fiscal 1994 to $302.9 million and $68.6 million in fiscal 1997, respectively. Furthermore, management believes that its cluster acquisitions and its selected dispositions of newspapers (those which had limited growth prospects and no longer fit a cluster strategy) have positioned the Company to achieve greater internal growth in the future than it would have otherwise been able to achieve. Denver Newspapers also experienced significant revenue and EBITDA growth from $142.1 million and $22.1 million in fiscal 1994 to $204.5 million and $36.2 million in fiscal 1997, respectively.

    Most suburban and small city daily newspapers, such as the newspapers owned by Garden State, have leading or sole positions in the geographic areas they serve. Only a few cities in the United States contain more than one primary daily newspaper, the majority of which are in major metropolitan markets. Additionally, start-ups of new daily newspapers in suburban markets with a pre-existing local newspaper are rare. Suburban newspapers address the specific need of the community by publishing a broad spectrum of local news, as well as advertiser-specific editions, which television, because of its broader geographic coverage, is unwilling or unable to provide. Thus, in many communities the local newspaper provides a combination of social and economic services in a way in which only it can provide, making it attractive for both consumers and advertisers.

    Sizeable weekly newspapers are generally found in and around metropolitan areas rather than in smaller towns and cities. Suburban weeklies, such as the weekly newspapers operated by North Jersey Newspaper Company, a subsidiary of Garden State, have several advantages over metropolitan dailies, including a lower cost structure, the ability to publish only on their most profitable days (i.e., one midweek and one weekend day), the ability to more effectively exploit zoned advertising and avoid expensive investments in wire services and syndicated feature material. Zoned advertising permits small merchants, individual classified and other advertisers to advertise solely in their own local areas at a cost lower than that of a full-run metropolitan daily newspaper. Thus, the typical suburban weekly newspaper has a broader advertiser base and does not rely to the same degree as a metropolitan daily on major retailers for advertising revenues.

INDUSTRY BACKGROUND

    Newspaper publishing is the oldest and largest segment of the media industry. Due to a focus on local news, newspapers remain the dominant medium for local advertising and, in calendar year 1996, accounted for more than 47.6% of all local media advertising expenditures in the United States. In addition, in calendar year 1996, U.S. newspaper advertising expenditures reached an all time high of approximately $38.2 billion, representing a compounded annual growth rate of 6.1% since 1980. In the first six months of calendar 1997, newspaper advertising revenues increased by 9.5%, representing a gain of approximately $1.7 billion over the same six-month period in 1996. Newspapers continue to be the best medium for retail advertising which emphasizes the price of goods, in contrast to television which is generally used for image advertising.

    The number of adult readers of daily and Sunday newspapers is reported to have increased from 106.0 million and 106.7 million in 1980 to 112.1 million and
128.6 million in 1996, respectively, representing compounded annual growth rates of 0.4% and 1.2%, respectively. Readers of daily and Sunday newspapers tend to be more highly educated and have higher incomes than non-newspaper readers. For instance, 71% of college graduates and 66% of households with income greater than $40,000 are reported to read a daily newspaper, compared to 61% of high school graduates and 52% of households with income less than $40,000. Management believes that newspapers continue to be the most cost-effective means for advertisers to reach this highly targeted demographic group.

    Total morning daily and Sunday national circulation has increased from 29.4 million and 54.7 million in 1980 to 44.8 million and 60.8 million in 1996, respectively, representing compounded annual growth rates of 2.7% and 0.7%, respectively. Total reported daily national circulation, including evening editions, however, declined from 62.2 million in 1980 to 57.0 million in 1996, or 0.5% annually. This decrease can be directly attributable to the declining national circulation of evening newspapers, which is reported to have decreased from 32.8 million in 1980 to 12.2 million in 1996, or 6.0% annually, primarily as a result of evening newspapers inability to compete with existing morning newspapers and from increased competition by evening broadcast news programming and specialized cable programming such as CNN and Headline News. Circulation statistics for suburban daily newspapers are not published separately from circulation statistics for daily newspapers as a whole. Reliable circulation statistics for weekly newspapers are not available.

    Newspaper advertising revenues are cyclical and are generally affected by changes in national and regional economic conditions. Classified advertising, which makes up approximately one-third of newspaper advertising revenues, is the most sensitive to economic improvements or slowdowns as it is primarily affected by the demand for employment, real estate transactions and automotive sales. Growth in newspaper advertising has exceeded growth in the Gross Domestic Product ("GDP") in every calendar year since 1993 and, in calendar year 1996, newspaper advertising spending grew 5.8% while the GDP grew by only 4.5%.

RECENT ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS:

    On July 31, 1997, a subsidiary of the Company acquired substantially all the assets used in the publication of THE SUN, an evening newspaper published in Lowell, Massachusetts. The assets were purchased for $49.0 million in cash plus a covenant not to compete with the prior owners with a discounted value of approximately $11.8 million.

    On February 28, 1997, a subsidiary of the Company acquired substantially all the assets used in the publication of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL, daily newspapers distributed primarily in Fitchburg and Leominster, Massachusetts; Lebanon, Pennsylvania; and Council Bluffs, Iowa, respectively, and five weekly newspapers distributed in and around the same cities, for a total of approximately $51.2 million in cash.

    On October 31, 1996, a subsidiary of the Company acquired substantially all the assets used in the publication of the PASADENA STAR-NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD and THE EVENING SUN, daily newspapers distributed primarily in Pasadena, West Covina, Whittier and Eureka, California, and Hanover, Pennsylvania, respectively, and seven weekly newspapers distributed in and around these same cities, for a total of approximately $130.0 million in cash.

    In conjunction with the sale of the Johnstown Tribune Publishing Company (discussed below), the Company acquired substantially all the assets used in the publication of the NORTH ADAMS TRANSCRIPT and the BRIDGETON NEWS, daily newspapers published in North Adams, Massachusetts, and Bridgeton, New Jersey, respectively.

    On March 10, 1996, a subsidiary of the Company acquired substantially all the assets used in the publication of the SAN MATEO COUNTY TIMES, a daily newspaper, and five weekly newspapers published in San Mateo County, California, for approximately $15.0 million, including discounted obligations to the seller of approximately $4.3 million and the assumption of newspaper subscription obligations of approximately $0.7 million.

    On August 31, 1995, a subsidiary of the Company acquired, for approximately $34.6 million, substantially all of the assets used in the publication of THE BERKSHIRE EAGLE, the BRATTLEBORO REFORMER and the BENNINGTON BANNER, daily newspapers published in Pittsfield, Massachusetts; Brattleboro and Bennington, Vermont, respectively, and THE MANCHESTER JOURNAL, a weekly newspaper published in Manchester, Vermont.

    On November 18, 1994, a subsidiary of the Company acquired from an affiliate substantially all the assets used in the publication of the GLOUCESTER COUNTY TIMES and TODAY'S SUNBEAM, daily newspapers distributed in Woodbury and Salem, New Jersey, respectively, for $9.0 million in cash and the assumption of subordinated debt with a discounted value of $1.9 million, which is due to certain shareholders of ANI.

DISPOSITIONS:

    On February 13, 1997, a subsidiary of the Company sold substantially all the assets used in the publication of the POTOMAC NEWS and two weekly publications for $47.7 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $30.6 million, net of selling expenses.

    On May 1, 1996, a subsidiary of the Company sold the common stock of the Johnstown Tribune Publishing Company, which publishes THE TRIBUNE-DEMOCRAT and two weekly newspapers distributed in and around Johnstown, Pennsylvania, for $32.6 million in cash and the assets of six daily newspapers and eight weekly newspapers. The sale of the Johnstown Tribune Publishing Company resulted in a pre-tax gain of approximately $8.3 million. Immediately upon completion of the transaction, four of the daily and seven of the weekly newspapers acquired were sold for $15.7 million to The Denver Post Corporation, a subsidiary of Denver Newspapers. No gain or loss was recognized on the sale to The Denver Post Corporation.

    On August 1, 1994, a subsidiary of the Company sold substantially all the assets used in the publication of the BRISTOL PRESS and three weekly newspapers located in Bristol, Connecticut, and a covenant not to compete for $14.5 million in cash. The sale resulted in a pre-tax gain of approximately $4.2 million.

OPERATING STRATEGY

    The Company's strategy is to increase revenues and cash flows through geographic clustering; targeted marketing programs; local news leadership; high quality editorial content and presentation; circulation growth; cost control; and strategic technological investments, as described below:

        GEOGRAPHIC CLUSTERING. The Company has acquired and assembled newspapers, and may continue to acquire newspapers, in contiguous markets ("clustering"). Clustering enables the Company to realize operating efficiencies and economic synergies, such as the sharing of management, accounting and production functions. In addition, the Company seeks to increase operating cash flows at acquired newspapers through cost reductions, including labor and web width reductions, as well as overall improved cost management. Clustering also enables management to maximize revenues through the cross-selling of advertising among contiguous newspaper markets. As a result of clustering, management believes that the Company's newspapers are able to obtain higher operating margins than they would otherwise be able to achieve on a stand-alone basis.

        TARGETED MARKETING PROGRAMS. Through a strong local presence and active community relations, the Company is able to develop programs to maximize its advertising revenues. The Company utilizes research, demographic studies and zoning (marketing directed to a particular sub-segment of a local area) to develop marketing programs and meet the unique needs of specific advertisers.

        LOCAL NEWS LEADERSHIP. The Company's newspapers generally have the largest local news gathering resources in their markets. As a result of emphasizing local news, the Company's newspapers generally are able to generate reader loyalty and create franchise value. Because the Company's provision of local news is a unique product in its markets, its newspapers satisfy the demands of both its readers and advertisers.

        HIGH QUALITY EDITORIAL CONTENT AND PRESENTATION. The Company's newspapers are committed to editorial excellence, providing the proper mix of local and national news to effectively serve the needs of their local markets. The Company's newspapers often receive awards for excellence in various areas in their respective regions and categories. In addition, the Company's newspapers are generally produced on modern offset presses and are designed to attract readers through attractive layouts and color enhancements.

        CIRCULATION GROWTH. The Company believes that circulation growth is essential to the creation of long-term franchise value at its newspapers. Accordingly, the Company has and will continue to invest in telemarketing and promotional campaigns to increase circulation and readership. The Company has also established management incentive programs which reward its publishers for circulation growth at each of its daily newspapers. As a result of management's commitment to circulation growth, the Company is one of the few newspaper groups which has consistently grown in circulation, year over year, on a combined basis (excluding the effect of acquistions).

        COST CONTROL. Each of the Company's newspapers emphasizes cost control with a particular focus on managing staffing requirements. At newspapers with collective bargaining units, management strives to enter into long-term agreements with moderate annual increases. In addition, the Company further controls labor costs through investments in state-of-the-art production equipment that improves production efficiencies. Management is equally focused on newsprint cost control. Each of the Company's newspapers benefits from discounted newsprint costs through its relationship with MediaNews Group, Inc. ("MNG", see MediaNews Group, Inc.'s Management of Newspaper Operations) and its buying power, as the 13th largest newspaper group in the United States in terms of circulation as of September 30, 1996. The Company's newspapers buy newsprint from several suppliers, under arrangements covering MNG affiliates, resulting in what management believes are some of the most favorable newsprint prices in the industry. Through MNG, the Company has available to it fixed price newsprint contracts with certain suppliers, expiring over the next two and one-half to three years, as well as newsprint purchasing arrangements with certain of its other suppliers which delay the adverse effect of newsprint price increases. Based on expected newsprint utilization at Garden State, approximately two-thirds of the Company's annual newsprint consumption for fiscal 1998 will be covered by fixed price contracts, at prices which are currently well below market.

        In order to further control newsprint costs while improving customer satisfaction, beginning in October of 1995, the Company began converting all its newspapers to a 50-inch web width. Prior to such conversions, the Company's newspapers had either 54 or 55-inch web widths. These conversions have permanently reduced the Company's newsprint consumption in excess of 8%. At June 30, 1997, all the Company's newspapers, except certain recent acquisitions (all but one of which are expected to be converted by December
    1997), were printed using a 50-inch web width.

        STRATEGIC TECHNOLOGICAL INVESTMENTS. In the past, MNG has tested the electronic delivery of news and advertising to consumers through websites at Alameda Newspaper Group and Denver Newspapers, an affiliate of Garden State and owner of THE DENVER POST ("Denver Newspapers"). Based on the success of its initial online projects and the rate at which electronic advertising as a whole is beginning to grow, MNG established MediaNews Technologies ("MNT") to develop and maintain websites for each of the Company's daily newspapers. MNT is currently developing websites to provide an online editorial presence and full online classified services for each of the Company's daily newspapers. The Company expects that it will have all its daily newspapers online by March 31, 1998. Although the Company believes that providing an online product service is important to broadening the presence of the newspapers in the communities served and ultimately to increasing the Company's revenues through such value added services, the Company believes almost all of its customers prefer the newspaper in a printed form. By being the leading, and in certain instances the sole, provider of local news in most of its markets, management believes that its newspapers are poised to respond and to benefit from any changes in the manner in which news and information are delivered in the future.

    As a result of the implementation of the operating strategy described above, management believes the Company is positioned to continue to achieve internal growth. The Company may, from time to time, seek strategic or targeted newspaper acquisitions and dispositions such as the recently completed Lowell Acquisition. The Company continually reviews newspaper acquisition candidates that it believes are underperforming in terms of operating cash flows but have an established history of strong readership and advertiser loyalty and are available at attractive prices. Such acquisitions will only be made in circumstances in which management believes that such acquisitions would contribute to the Company's overall growth strategy, whether through revenue growth and/or cost reduction opportunities, and represent attractive values based on price.

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

    Services provided by MNG to Garden State and Denver Newspapers include accounting, tax, merger and acquisition, newsprint purchasing, advertiser contracts and relations management, human resource and labor relations, debt administration, budget and operating plan review, cash management and some retail advertising billing services. In addition, MNT, a division of MNG, provides electronic media services, including website development and maintenance, to each of the Company's daily newspapers. A significant portion of MNG's time and resources is devoted to the affairs of Garden State and Denver Newspapers.

    MNG's commitment to editorial quality is an integral part of its overall management strategy. While MNG does not maintain any centralized editorial control over the newspapers it manages, MNG does maintain high standards for local news coverage by utilizing its extensive contacts, trade reputation and opportunities for career advancement throughout the Company and its affiliates to attract and retain talented editorial personnel.

GARDEN STATE'S NEWSPAPER PROPERTIES

    ALAMEDA NEWSPAPER GROUP. The Alameda Newspaper Group is located in Alameda County, approximately 20 miles east of San Francisco, California, and publishes six morning daily newspapers. The Alameda Newspaper Group consists of THE OAKLAND TRIBUNE, THE DAILY REVIEW, TRI-VALLEY HERALD, THE ARGUS, ALAMEDA TIMES-STAR and SAN MATEO COUNTY TIMES. All the newspapers except the San Mateo County Times also publish a Sunday newspaper. These newspapers cover the city of Oakland, California, and five affluent suburban markets located immediately south, southeast and southwest of Oakland in Alameda County and San Mateo County. The Alameda Newspaper Group also publishes THE ALAMEDA ACCENT, SAN BRUNO HERALD, MILBRAE RECORD PROGRESS, DALY CITY RECORD/BRISBANE BEE, TIMES WEEKEND and THE COASTSIDE CHRONICLE on Saturday. The Alameda Newspaper Group had total daily and Sunday paid circulation of approximately 234,000 and 196,000, respectively, as of March 31, 1997.

    SAN GABRIEL VALLEY NEWSPAPER GROUP. The San Gabriel Valley Newspaper Group is located in West Covina, California, approximately 10 miles east of Los Angeles, California, and publishes three morning daily newspapers. The San Gabriel Valley Newspaper Group consists of the PASADENA STAR-NEWS, SAN GABRIEL VALLEY TRIBUNE and WHITTIER DAILY NEWS. These newspapers cover the cities of Pasadena, West Covina and Whittier, California. The San Gabriel Valley Newspaper Group also publishes the HIGHLANDER newspapers, CHEERS, CLASS FORCE, THE STAR, WHITTIER REVIEW and THE SHOPPER, weekly newspapers distributed in and around these same cities. The San Gabriel Valley Newspaper Group had total daily and Sunday paid circulation of approximately 119,500 and 120,000, respectively, as of March 31, 1997.

    YORK. York Newspaper Company, a partnership owned 57.5% by York Newspaper, Inc. ("YNI"), a wholly owned subsidiary of Garden State Investments, Inc., publishes THE YORK DISPATCH, the YORK SUNDAY NEWS and THE YORK DAILY RECORD in York, Pennsylvania, approximately 30 miles south of Harrisburg, Pennsylvania. These newspapers are published under the terms of a joint operating agreement ("JOA"). Under the terms of the JOA, all operations, other than news and editorial, are controlled by the partnership. YNI maintains its own editorial staff and produces the editorial content of both THE YORK DISPATCH and the YORK SUNDAY NEWS. The York Newspaper Company also publishes the Weekly Record each Tuesday. The York Newspaper Company had a daily and Sunday paid circulation of approximately 83,000 and 93,000, respectively, as of March 31, 1997.

    NORTH JERSEY NEWSPAPERS COMPANY. North Jersey Newspapers Company is located in Passaic, New Jersey, approximately 15 miles west of New York City, and publishes a morning daily newspaper, the HERALD NEWS, seven days a week, and 30 weekly newspapers. The HERALD NEWS had a daily and Sunday paid circulation of approximately 55,000 and 41,000, respectively, as of March 31, 1997. The weeklies, most of which are free distribution publications in Bergen, Warren, Union, Middlesex and Passaic Counties, have a midweek and weekend distribution of approximately 680,000 and 150,000, respectively, as of March 31, 1997.

    LOWELL. THE SUN, acquired July 31, 1997, is located in Lowell, Massachusetts, approximately 30 miles north of Boston, and publishes an evening newspaper five days a week and morning editions on Saturday and Sunday. THE SUN had daily and Sunday paid circulation of approximately 52,000 and 56,000, respectively, at March 31, 1997.

    EASTON. THE EXPRESS-TIMES is located in Easton, Pennsylvania, approximately 60 miles north of Philadelphia, Pennsylvania, and publishes a morning newspaper seven days a week. THE EXPRESS-TIMES also publishes three weekly newspapers: THE BETHLEHEM STAR, TWO RIVERS SHOPPING TIMES and the HUNTERDON MARKETPLACE, which are distributed in the area surrounding Easton, Pennsylvania. THE EXPRESS-TIMES had total daily and Sunday paid circulation of approximately 50,000 and 48,000, respectively, as of March 31, 1997.

    PITTSFIELD. THE BERKSHIRE EAGLE is located in Pittsfield, Massachusetts, approximately 30 miles southeast of Albany, New York, and publishes a morning newspaper seven days a week. THE BERKSHIRE EAGLE also publishes a weekly newspaper, THE SHOPPER, a broadsheet shopper circulated free to non-subscribers in Berkshire County. THE BERKSHIRE EAGLE had total daily and Sunday paid circulation of approximately 30,500 and 35,000, respectively, as of March 31, 1997.

    WOODBURY. The GLOUCESTER COUNTY TIMES is located in Woodbury, New Jersey, approximately 15 miles south of Philadelphia, Pennsylvania, and publishes an all day newspaper five days a week and a Sunday newspaper. The GLOUCESTER COUNTY TIMES also publishes THE ADVERTISER, a weekly shopper. The GLOUCESTER COUNTY TIMES had total daily and Sunday paid circulation of approximately 29,000 as of March 31, 1997.

    LAS CRUCES. The Las Cruces Sun-News is located in Las Cruces, New Mexico, approximately 45 miles north of El Paso, Texas, and publishes a morning newspaper seven days a week. The LAS CRUCES SUN-NEWS also publishes the VOZ DEL VALLE, a weekly Spanish language newspaper, and THE SHOPPING TIMES, a weekly shopper. The LAS CRUCES SUN-NEWS had total daily and Sunday paid circulation of approximately 22,000 and 22,500, respectively, as of March 31, 1997.

    EUREKA. The TIMES-STANDARD is located in Eureka, California, approximately 250 miles north of San Francisco, and publishes a morning newspaper seven days a week. The TIMES-STANDARD also publishes two weekly newspapers, THE BUYER'S GUIDE and ON THE MARKET, which are distributed in and around the areas surrounding Eureka, California. The TIMES-STANDARD had daily and Sunday circulation of approximately 21,500 and 23,000, respectively, as of March 31, 1997.

    LEBANON. The LEBANON DAILY NEWS is located in Lebanon, Pennsylvania, approximately 35 miles northeast of York, Pennsylvania, and 30 miles east of Harrisburg, Pennsylvania. The LEBANON DAILY NEWS publishes an evening newspaper five days a week and morning editions on Saturday and Sunday. The LEBANON DAILY NEWS also publishes the PALM ADVERTISER, a weekly newspaper, which is distributed in and around Lebanon, Pennsylvania. Daily and Sunday paid circulation at the LEBANON DAILY NEWS was approximately 21,000 at March 31, 1997.

    HANOVER. THE EVENING SUN is located in Hanover, Pennsylvania, approximately 20 miles southwest of York, Pennsylvania, and 40 miles south of Harrisburg, Pennsylvania. THE EVENING SUN publishes an evening newspaper five days a week and morning editions on Saturday and Sunday. THE EVENING SUN also publishes a weekly newspaper, THE COMMUNITY SUN. THE EVENING SUN had daily and Sunday paid circulation of approximately 21,000 and 20,500, respectively, as of March 31, 1997.

    FITCHBURG. The SENTINEL & ENTERPRISE is located in Fitchburg, Massachusetts, approximately 40 miles northwest of Boston, Massachusetts, and approximately 30 miles west of Lowell, Massachusetts, and publishes an evening newspaper five days a week and morning editions on Saturday and Sunday. The SENTINEL & ENTERPRISE also publishes two weekly newspapers: NORTH COUNTY LEADER and THE INDEPENDENT, which are distributed in and around areas surrounding Fitchburg, Massachusetts. The SENTINEL & ENTERPRISE had total daily and Sunday paid circulation of approximately 19,500 and 20,000, respectively, as of March 31, 1997.

    COUNCIL BLUFFS. THE DAILY NONPAREIL is located in Council Bluffs, Iowa, which is adjacent to Omaha, Nebraska, on the Missouri River. THE DAILY NONPAREIL publishes an evening newspaper five days a week and morning editions on Saturday and Sunday. In addition, THE DAILY NONPAREIL also publishes two weekly newspapers: THE MIDLANDS SHOPPER GUIDE and THE POTTAWATOMIE BULLETIN. At March 31, 1997, THE DAILY NONPAREIL had daily and Sunday paid circulation of approximately 16,000 and 18,000, respectively.

    BRATTLEBORO. The BRATTLEBORO REFORMER is located in Brattleboro, Vermont, approximately 65 miles east of Albany, New York, and publishes a morning newspaper seven days a week. The BRATTLEBORO REFORMER had daily and Sunday circulation of approximately 11,000 and 12,500, respectively, as of March 31, 1997.

    SALEM. TODAY'S SUNBEAM is located in Salem, New Jersey, approximately 35 miles south of Philadelphia, Pennsylvania, and publishes a morning paper six days a week. TODAY'S SUNBEAM also publishes THE RECORD, a weekly newspaper. TODAY'S SUNBEAM had total daily and Sunday circulation of approximately 10,000 as of March 31, 1997.

    BRIDGETON. The BRIDGETON NEWS is located in Bridgeton, New Jersey, approximately 40 miles south of Philadelphia, Pennsylvania, and publishes an evening newspaper six days a week. The BRIDGETON NEWS had daily circulation of approximately 9,000 as of March 31, 1997.

    NORTH ADAMS. The NORTH ADAMS TRANSCRIPT is located in North Adams, Massachusetts, approximately 30 miles east of Albany, New York, and publishes an evening newspaper six days a week and a weekly newspaper, THE TRANSCRIPT SPOTLIGHT. The NORTH ADAMS TRANSCRIPT had daily circulation of 8,000 at March 31, 1997.

    BENNINGTON. The BENNINGTON BANNER is located in Bennington, Vermont, approximately 35 miles east of Albany, New York, and publishes a morning newspaper seven days a week. The BENNINGTON BANNER also publishes the MANCHESTER JOURNAL, a paid weekly newspaper distributed on Wednesdays in Manchester, Vermont, and The BENNINGTON SHOPPER, a free weekly shopper. The BENNINGTON BANNER had daily and Sunday circulation of approximately 8,000 as of March 31, 1997.

    GRAHAM. THE GRAHAM LEADER is located in Graham, Texas, approximately 90 miles northwest of Fort Worth, Texas. THE GRAHAM LEADER is a biweekly newspaper with a total paid circulation of approximately 4,900 as of March 31, 1997. THE GRAHAM LEADER also publishes the LAKE COUNTRY SUN and the LAKE COUNTRY SHOPPER each Thursday. In addition, the JACKSBORO GAZETTE-NEWS and THE JACK COUNTY HERALD are weekly newspapers published each Monday and Thursday, respectively. Graham Newspapers recently purchased THE OLNEY ENTERPRISE, a weekly newspaper.

DENVER NEWSPAPERS--UNCONSOLIDATED SUBSIDIARY

    THE DENVER POST. THE DENVER POST had daily and Sunday paid circulation of approximately 354,000 and 475,000, respectively, as of March 31, 1997. THE DENVER POST is a traditional broadsheet-formatted newspaper. Management believes that THE DENVER POST is one of the most respected newspapers in its region, serving as the preferred choice for printed news. Management also believes that THE DENVER POST'S editorial quality and content, as well as its broadsheet format, provide it with a competitive advantage which has contributed to THE DENVER POST being more successful than its primary competitor at attracting newspaper readers moving into the Denver metropolitan area. As of March 31, 1997, THE DENVER POST had daily and Sunday circulation market share of approximately 52.0% and 53.0%, respectively. In addition, THE DENVER POST'S advertising linage market share averaged approximately 52.0% in fiscal 1997.

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

    EASTERN COLORADO PUBLISHING COMPANY. Eastern Colorado publishes the FORT MORGAN TIMES, the JOURNAL-ADVOCATE and the LAMAR DAILY NEWS, daily newspapers published in Fort Morgan, Sterling and Lamar, Colorado, with combined daily circulation of approximately 12,000 as of March 31, 1997. Each of these daily newspapers also publishes a weekly newspaper which includes the MORGAN TIMES REVIEW, J. A. SHOPPER and the TRI-STATE TRADER. These weekly newspapers are distributed free in and around each of the daily newspaper's geographic markets. Eastern Colorado also publishes the AKRON NEWS REPORTER, BRUSH NEWS-TRIBUNE and JULESBURG ADVOCATE, paid weekly newspapers distributed in Akron, Brush and Julesburg, Colorado. In addition, on July 1, 1997, Eastern Colorado purchased THE BURLINGTON RECORD and THE PLAINS DEALER, weekly newspapers published in Burlington, Colorado.

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

    Advertising revenue includes RETAIL (local and national department stores, specialty shops and other retailers), NATIONAL (national advertising accounts), and CLASSIFIED advertising (employment, automotive, real estate and personals). The contributions of Retail, National, Classified and circulation revenues to total revenues for fiscal years 1997, 1996 and 1995 were as follows:

                                                                  FISCAL YEAR ENDED JUNE 30,
                                                             -------------------------------------
                                                                1997         1996         1995
                                                                -----        -----        -----
Retail.....................................................          42%          44%          47%
National...................................................           3            3            3
Classified.................................................          35           34           34
Circulation................................................          16           16           14
Other......................................................           4            3            2
                                                                    ---          ---          ---
                                                                    100%         100%         100%
                                                                    ---          ---          ---
                                                                    ---          ---          ---

    Retail revenues as a percentage of total revenues have declined over the last two years as a result of the strong performance of classified advertising associated with a strong economy and low unemployment. In addition, circulation grew at a higher rate as a result of price increases in fiscal 1996 associated with higher newsprint prices.

NEWSPRINT

    Newsprint represents one of the largest costs of producing a newspaper. The Company's newspapers buy newsprint from several suppliers under arrangements covering MNG affiliates, resulting in what management believes are some of the most favorable newsprint prices in the industry. In fiscal years 1997, 1996 and 1995, the Company's subsidiaries consumed approximately 76,000, 62,400 and 61,600 tons of newsprint, respectively, and during the same periods incurred newsprint expense of approximately $41.1 million, $42.5 million and $30.5 million, respectively. Newsprint expense as a percentage of revenue for fiscal year 1997, 1996 and 1995 was 13.6%, 18.5% and 14.3%, respectively. Newsprint expense varies between years because of fluctuations in prices and consumption. Newsprint expense as a percentage of revenue decreased in fiscal 1997 over fiscal 1996, primarily because of a decrease of approximately 25.0% in the average cost per ton of newsprint consumed. The increase between 1996 and 1995 was due to an increase of approximately 37.6% in the average cost per ton of newsprint consumed at all of Garden State's newspapers.

    The steady increase in newsprint prices came to a halt in the second quarter of calendar 1996 and, beginning in May, 1996, newsprint suppliers began lowering prices. From May 1996 to December 1996 the discounts offered by newsprint suppliers continued to accelerate as newsprint supply outpaced demand. Believing that newsprint demand was beginning to strengthen, several newsprint suppliers announced a $75 per metric ton increase in newsprint effective March 1, 1997, which was only partially successful as it has taken the newsprint suppliers several months to obtain the full $75 per ton increase and not all publishers, including the Company, are currently paying the full increase. However, because of an industry wide year-over-year increase in newsprint consumption and a strike at Fletcher Challenge, several suppliers have announced a $35 to $40 per ton increase effective October 1, 1997, which would bring average transaction prices to approximately $600 per metric ton on the East Coast and $610 per metric ton on the West Coast. To hedge the historically volatile and cyclical nature of newsprint prices, MNG has entered into fixed price contracts with certain of its newsprint suppliers. MNG currently has 86,000 tons of newsprint available under these fixed price contracts with a weighted average price of $532 per metric ton over the next two and one-half to three years. MNG expects to allocate approximately 60,000 metric tons of the fixed price newsprint for fiscal 1998 to Garden State, with the remaining being allocated to Denver Newspapers. These fixed price contracts and the allocations thereunder currently allow Garden State to purchase the majority of its newsprint at prices below the announced October 1, 1997, price increase, as well as below current prices. Accordingly, announced and future newsprint price increases during the periods of the fixed price contracts are not expected to have a significant impact on the Company's future cash flows from operations.

EMPLOYEE RELATIONS

    Garden State and Denver Newspapers combined employ approximately 4,400 full-time and 2,300 part-time employees, of which approximately 2,200 are unionized. Currently, THE DENVER POST has agreements with the Guild and Typographical unions, which expire on December 31, 1997. There are five additional collective bargaining units at THE DENVER POST, of which three have contracts that expired as of June 30, 1997. These three union contracts are currently being negotiated and THE DENVER POST believes they will be able to negotiate long-term favorable contracts and avoid any strikes or work slowdowns. Approximately 600 full-time and part-time employees are unionized at Garden State. There has never been a strike or work stoppage against any of the Company's newspapers during the Company's ownership, and the Company believes that its relations with its employees are generally good.

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

COMPETITION

    GENERAL

    Each of the Company's newspapers competes to varying degrees with magazines, radio, television and cable television, as well as with some weekly publications and other advertising media, including electronic media, for advertising and circulation revenue. Competition for newspaper advertising is largely based upon circulation, price and the content of the newspaper. A newspaper's coverage of the market, generally determined by household penetration, is of significant importance to advertisers and directly affects a newspaper's share of total advertising revenues in the market. Management believes, however, that advertisers generally regard newspaper advertising as the most effective method of advertising promotions and pricing as compared to television, which is generally used to advertise image.

    GARDEN STATE

    Garden State's suburban and small city daily newspapers are the dominant local news and information source, with strong name recognition in their market and no direct competition from similar daily newspapers published in their markets. However, as with most small daily newspapers, some circulation competition exists from larger daily newspapers which are usually published in nearby metropolitan areas. Management believes larger daily newspapers with circulation in Garden State's newspaper markets generally do not compete in any meaningful way for local advertising revenues, a newspaper's main source of revenues. Garden State's daily newspapers capture the largest share of local advertising as a result of their direct coverage of the market. In addition, management believes advertisers generally regard newspaper advertising as the most effective method of advertising promotions and pricing as compared to television, which is generally used to advertise image. Free weekly newspapers generally depend solely upon advertising revenue and the distribution of preprinted advertising circulars.

    DENVER NEWSPAPERS

    The DENVER POST competes with the ROCKY MOUNTAIN NEWS, which is owned by The
E. W. Scripps Company. Competition for newspaper advertising in Denver is largely based upon circulation, reader demographics and price. The competition experienced by the Eastern Colorado newspapers is similar to that of Garden State, as previously discussed.

    ELECTRONIC MEDIA

    Many newspaper companies have begun publishing news and other content on the world wide web. In addition, there are several new start-up companies which have developed sites on the world wide web which are, by design, advertising and/or subscription supported. Many of these sites target specific types of advertising such as employment or auto classified.

    Due to many issues associated with advertising on the world wide web, such as fragmentation and lack of meaningful research on viewers and penetration levels, the Company does not view the world wide web as a competitive threat today. However, as the issues mentioned above are resolved, advertising on the world wide web will likely grow to meaningful levels. Accordingly, the Company has developed a strategy which it believes will allow it to participate in the advertising growth on the world wide web.

    In April 1997, MNG moved the electronic media group of Alameda Newspaper Group to its Denver headquarters and established MNT, the electronic publishing division of MNG. MNT is responsible for developing a world wide website for the Company and each of its daily newspapers. In addition, MNT has and is continuing to develop strategic alliances to enhance content, functionality and delivery. Such strategic alliances include Microsoft, Pantheon and Ad-One Classified. The Company believes the design, functionality and content of its websites will attract viewers to continually return to its website(s) for news and information, a key for advertisers. The Company expects to have websites developed for all of its daily newspapers by March 31, 1998.

ITEM 2. PROPERTY

    Garden State's production facilities are, in most cases, complete newspaper and office facilities. The principal operating facilities owned by Garden State are located in Hayward, San Mateo, Union City, West Covina, Whittier and Eureka, California; Council Bluffs, Iowa; Passaic, Butler, Westwood, Paramus, Bridgeton and Woodbury, New Jersey; Easton, York, Hanover and Lebanon, Pennsylvania; Pittsfield, North Adams and Fitchburg, Massachusetts; Las Cruces, New Mexico; Bennington and Brattleboro, Vermont; and Graham, Texas. Facilities located in Oakland, Pasadena and Pleasanton, California, are operated under long-term leases. The principal operating facilities of Denver Newspapers are located in Denver, Fort Morgan, Lamar and Sterling, Colorado. Denver Newspapers also leases certain facilities in Denver, Colorado.

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

REGULATION AND ENVIRONMENTAL MATTERS

    Substantially all of the Company's facilities are subject to federal, state and local laws concerning, among other things, emissions to the air, water discharges, handling and disposal of wastes or otherwise relating to protection of the environment. Compliance with these laws has not had, and management does not expect it to have, a material effect upon the capital expenditures, net income or competitive position of the Company. Environmental laws and regulations and their interpretation, however, have changed rapidly in recent years and may continue to do so in the future. Environmental Assessment Reports of the

Company's properties have identified historic activities on certain of these properties, as well as current and historic uses of properties in surrounding areas, which may affect the Company's properties and require further study or remedial measures. No material remedial measures are currently anticipated or planned by the Company or required by regulatory authorities with respect to the Company's properties. However, no assurance can be given that existing Environmental Assessment Reports reveal all environmental liabilities, that any prior owner of the Company's properties did not create a material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist as to any such property.

    Subsidiaries of the Company which deliver newspapers by second-class mail are required to obtain permits from, and to file an annual statement of ownership with, the United States Postal Service.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

    The Class B common stock has no established trading market and is not widely held. As of September 18, 1997, there were 8 holders of record of the Company's Class B common stock.

    The Company's Class D, G, GSI and N common stock is not registered; therefore, no public market exists for these classes of common stock. On September 10, 1997, the Class D, G, GSI and N common stock had 7, 11, 10 and 12 holders of record, respectively.

    ANI has never paid cash dividends on its common stock and does not intend to pay any cash dividends on its common stock in the foreseeable future. The Company's long-term debt contains covenants which, among other things, restrict the payment of dividends by ANI to its shareholders. In addition, as a holding company, ANI's ability to pay cash dividends will be dependent on the receipt of dividends or other payments from its subsidiaries. Certain debt agreements of subsidiaries maturing prior to July 1, 1999, prohibit such subsidiaries from paying dividends to ANI. Other debt agreements of the subsidiaries restrict the subsidiaries from paying dividends to ANI prior to July 1, 1999, and then only to the extent the Company achieves certain cash flow levels.

ITEM 6. SELECTED FINANCIAL DATA

                                                      FISCAL YEAR ENDED JUNE 30,
                                         -----------------------------------------------------
                                           1997       1996       1995       1994       1993
                                         ---------  ---------  ---------  ---------  ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA(a):
Revenues
  Advertising..........................  $ 242,914  $ 197,954  $ 179,268  $ 159,653  $ 148,237
  Circulation..........................     48,451     39,930     30,517     25,198     25,642
  Other................................     11,537      7,546      3,260      1,792      1,931
                                         ---------  ---------  ---------  ---------  ---------
Total Revenues.........................    302,902    245,430    213,045    186,643    175,810
Cost of Sales..........................    106,476     98,469     79,098     68,531     63,930
Selling, General and Administrative....    125,697    100,290     88,889     79,217     76,864
Management Fees........................      2,205      2,008      1,666      1,552      1,402
Depreciation and Amortization..........     24,689     21,841     18,709     19,900     21,094
Interest Expense.......................     48,370     41,932     38,611     25,982     24,064
Gain on Sale of Newspaper Property.....     30,575      8,291      4,153      6,536     --
Income (Loss) in Unconsolidated
  Subsidiary...........................      9,287      2,541      5,748      8,646    (15,051)
Income (Loss) Before Income Taxes,
  Cumulative Effect of Accounting
  Change and Extraordinary Loss........     27,332    (12,789)    (5,436)   (13,260)   (28,845)
Net Income (Loss)......................     17,494    (10,932)    (8,293)   (10,749)    32,593
Earnings (Loss) Per Share..............  $    7.56  $   (4.72) $   (3.58) $   (7.54) $   12.30

OTHER FINANCIAL DATA:
Capital Expenditures...................  $   8,836  $   8,079  $   4,284  $   3,380  $   6,564
Cash Flow from:
  Operating Activities.................     31,238      8,658     22,876      7,039      4,971
  Investing Activities.................   (148,657)     6,900      1,255    (15,840)   (12,734)
  Financing Activities.................    121,748    (28,226)   (15,742)     9,305      7,841
EBITDA(b)..............................     68,524     44,663     43,392     37,343     33,614

BALANCE SHEET DATA:
Total Assets...........................  $ 428,560  $ 245,665  $ 252,926  $ 251,158  $ 278,283
Long-Term Debt and Capital Leases......    482,401    325,700    324,442    322,937    231,341
Other Long-Term Liabilities and
  Obligations..........................      5,488      8,101      5,042      3,852    110,036
Total Shareholders' Deficit............   (114,023)  (131,517)  (120,585)  (112,292)   (99,637)

------------------------

(FOOTNOTES ON THE FOLLOWING PAGE)

(a) Revenues and operating expenses are affected by the following acquisition and disposition transactions:

    (i) On November 30, 1992, a subsidiary of the Company acquired the circulation list and the rights to the name of THE OAKLAND TRIBUNE. Concurrently, the former owner ceased its publication of THE OAKLAND TRIBUNE, and the Company began publishing its own version of THE OAKLAND TRIBUNE, using the existing facilities and resources of the Alameda Newspaper Group. THE OAKLAND TRIBUNE, in its current form, has substantial editorial and advertising overlap with other publications of the Alameda Newspaper Group and, thus, is not run as a stand-alone newspaper.

    (ii) On May 31, 1994, a subsidiary of the Company purchased the assets of THE EXPRESS-TIMES, which contributed $1.5 million to fiscal 1994 revenues of the Company.

   (iii) On June 27, 1994, a subsidiary of the Company closed the YPSILANTI PRESS, a daily newspaper published in Ypsilanti, Michigan, and sold its circulation list for $9.0 million. The sale resulted in a pre-tax gain of approximately $6.5 million. This newspaper contributed approximately $4.3 million in fiscal 1993 and $4.1 million of revenues in fiscal 1994 prior to its disposition.

    (iv) On August 1, 1994, a subsidiary of the Company sold substantially all the assets used in the publication of the BRISTOL PRESS and three weekly newspapers distributed in and around Bristol, Connecticut for $14.5 million. The sale resulted in a pre-tax gain of approximately $4.2 million. This newspaper contributed $6.2 million of revenue in fiscal 1994 and $0.5 million of revenue prior to its sale in fiscal 1995.

    (v) On November 18, 1994, a subsidiary of the Company acquired substantially all the assets used in the publication of the GLOUCESTER COUNTY TIMES and TODAY'S SUNBEAM, daily newspapers located in Woodbury and Salem, New Jersey, respectively, for $10.9 million. These newspapers contributed $8.4 million of revenues to the Company in fiscal 1995.

    (vi) On August 31, 1995, a subsidiary of the Company acquired substantially all the assets used in the publication of THE BERKSHIRE EAGLE, BENNINGTON BANNER and BRATTLEBORO REFORMER, daily newspapers published in Pittsfield, Massachusetts; Bennington and Brattleboro, Vermont, respectively, for approximately $34.6 million. These newspapers contributed $21.6 million of revenues in fiscal year 1996.

   (vii) On March 10, 1996, a subsidiary of the Company acquired substantially all the assets used in the publication of the SAN MATEO COUNTY TIMES, a daily newspaper, and five weekly newspapers published in San Mateo County, California, for approximately $15.0 million. These newspapers contributed $4.0 million of revenue to the Company in fiscal 1996.

  (viii) On May 1, 1996, a subsidiary of the Company sold the common stock of the Johnstown Tribune Publishing Company which publishes THE TRIBUNE-DEMOCRAT and two weekly newspapers distributed in and around Johnstown, Pennsylvania, for $50.6 million. The sale resulted in a pre-tax gain of approximately $8.3 million. These newspapers contributed approximately $14.9 million of revenues in fiscal 1996 prior to its sale and $17.4 million in fiscal 1995. In connection with the sale of the Johnstown Tribune Publishing Company described above, the Company acquired the NORTH ADAMS TRANSCRIPT and the BRIDGETON NEWS, daily newspapers published in North Adams, Massachusetts, and Bridgeton, New Jersey, respectively. These newspapers contributed revenue of approximately $1.2 million in fiscal 1996.

    (ix) On October 31, 1996, a subsidiary of the Company acquired substantially all the assets used in the publication of the PASADENA STAR-NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD and THE EVENING SUN, daily newspapers distributed primarily in Pasadena, West Covina, Whittier and Eureka, California, and Hanover, Pennsylvania, respectively, and seven weekly newspapers distributed in and around these same cities, for a total of approximately $130.0 million. These newspapers contributed $45.9 million of revenue to the Company in fiscal year 1997.

    (x) On February 13, 1997, a subsidiary of the Company sold substantially all the assets used in the publication of the POTOMAC NEWS and two weekly publications for $47.7 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $30.6 million, net of selling expenses, in its third fiscal quarter. These newspapers contributed approximately $7.5 million of revenues in fiscal 1997 prior to their sale and approximately $12.0 million in fiscal 1996.

    (xi) On February 28, 1997, a subsidiary of the Company acquired substantially all the assets used in the publication of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL, daily newspapers located in Fitchburg and Leominster, Massachusetts; Lebanon, Pennsylvania; and Council Bluffs, Iowa, respectively, and five weekly newspapers distributed in and around these same cities, for a total of approximately $51.2 million in cash. These newspapers combined contributed approximately $7.9 million of revenue to the Company in fiscal year 1997.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Company's Consolidated Financial Statements. ANI is a holding company and has no newspaper operations or sources of income of its own. ANI's newspapers are operated through Garden State's subsidiaries and its unconsolidated subsidiary, Denver Newspapers.

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

    Since its inception, the Company has made leveraged acquisitions. A majority of the value of the assets acquired was allocated to intangible assets, principally subscriber accounts and goodwill, which management believes are generally the most valuable assets of a newspaper. As a result of the amortization expense associated with these intangible assets, as well as the interest expense associated with acquisition indebtedness, debt fees and make-whole premiums and historical dividends in connection with preferred stock that was redeemed, the Company has accumulated a significant deficit since its inception.

    Since July 1, 1994, subsidiaries of the Company have completed several strategic transactions that have affected its financial condition and results of operations. The following is a summary of these transactions. The revenue numbers provided below are from the actual results of operations of the respective newspapers since their date of acquisition or prior to their disposition.

    FISCAL 1997 TRANSACTIONS

    On February 28, 1997, a subsidiary of the Company acquired substantially all the assets used in the publication of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL, daily newspapers located in Fitchburg and Leominster, Massachusetts; Lebanon, Pennsylvania; and Council Bluffs, Iowa, respectively, and five weekly newspapers distributed in and around the same cities. These newspapers combined contributed approximately $7.9 million in revenues in fiscal year 1997.

    On February 13, 1997, a subsidiary of the Company sold substantially all the assets used in the publication of the POTOMAC NEWS and two weekly publications. The Company realized a pre-tax gain on the sale of approximately $30.6 million, net of selling expenses, in its third fiscal quarter. These newspapers contributed approximately $7.5 million of revenue in fiscal year 1997 prior to its sale and approximately $12.0 million in fiscal year 1996.

    On October 31, 1996, a subsidiary of the Company acquired substantially all of the assets used in the publication of the PASADENA STAR-NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD and THE EVENING SUN, daily newspapers distributed primarily in Pasadena, West Covina, Whittier and Eureka, California, and Hanover, Pennsylvania, respectively, and seven weekly newspapers distributed in and around these same cities. These newspapers combined contributed approximately $45.9 million in revenues in fiscal year 1997.

    FISCAL 1996 TRANSACTIONS

    On May 1, 1996, a subsidiary of the Company sold the common stock of the Johnstown Tribune Publishing Company which publishes THE TRIBUNE DEMOCRAT and two weekly newspapers located in

Johnstown, Pennsylvania. The sale resulted in a pre-tax gain of approximately $8.3 million in fiscal 1996. The TRIBUNE DEMOCRAT and two weekly newspapers contributed combined revenues of $14.9 million and approximately $17.4 million in fiscal years ended June 30, 1996 and 1995, respectively. In conjunction with the sale, a subsidiary of the Company also acquired the assets used in the publication of the NORTH ADAMS TRANSCRIPT and the BRIDGETON NEWS, daily newspapers published in North Adams, Massachusetts, and Bridgeton, New Jersey, respectively. The NORTH ADAMS TRANSCRIPT and the BRIDGETON NEWS contributed combined revenues of $1.2 million in fiscal year 1996.

    On March 10, 1996, a subsidiary of the Company acquired substantially all the assets used in the publication of the SAN MATEO COUNTY TIMES, a daily newspaper, and five weekly newspapers published in San Mateo County, California. These publications contributed combined revenues of approximately $4.0 million in fiscal year 1996.

    On August 31, 1995, a subsidiary of the Company purchased substantially all the assets used in the publication of THE BERKSHIRE EAGLE, BRATTLEBORO REFORMER and BENNINGTON BANNER, daily newspapers published in Pittsfield, Massachusetts; Brattleboro and Bennington, Vermont, respectively, and the MANCHESTER JOURNAL, a weekly newspaper published in Manchester, Vermont (the "New England Newspapers" acquistion). These publications contributed combined revenues of approximately $21.6 million in fiscal year 1996.

    FISCAL 1995 TRANSACTIONS

    On November 18, 1994, a subsidiary of the Company purchased substantially all the assets used in the publication of the GLOUCESTER COUNTY TIMES and TODAY'S SUNBEAM, daily newspapers published in Woodbury and Salem, New Jersey, respectively. These publications contributed combined revenues of approximately $8.4 million in fiscal year 1995.

    On August 1, 1994, a subsidiary of the Company sold substantially all the assets used in the publication of the BRISTOL PRESS, and three weekly newspapers located in Bristol, Connecticut. The sale resulted in a pre-tax gain of approximately $4.2 million in fiscal 1995. The BRISTOL PRESS and the three weekly newspapers contributed combined revenues of approximately $0.5 million and $6.2 million in fiscal years ended 1995 and 1994, respectively.

RESULTS OF OPERATIONS

    Set forth below is certain summary historical financial data for fiscal 1997, 1996 and 1995, in each case including the percentage change between fiscal years.

                       SUMMARY HISTORICAL FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                                            FISCAL YEAR ENDED JUNE 30,      FISCAL YEAR ENDED JUNE 30
                                          -------------------------------  ----------------------------
                                            1997       1996       1995     1997 VS.1996   1996 VS.1995
                                          ---------  ---------  ---------  -------------  -------------
Total Revenues..........................  $ 302,902  $ 245,430  $ 213,045         23.4%          15.2%
Cost of Sales...........................    106,476     98,469     79,098          8.1           24.5
Selling, General and Administrative.....    125,697    100,290     88,889         25.3           12.8
Management Fees.........................      2,205      2,008      1,666          9.8           20.5
Depreciation & Amortization.............     24,689     21,841     18,709         13.0           16.7
Interest Expense........................     48,370     41,932     38,611         15.3            8.6
Other...................................      7,995      4,511      2,405         77.2           87.5
                                          ---------  ---------  ---------
    Total Costs and Expenses............    315,432    269,051    229,378         17.2           17.3
Income in Unconsolidated Subsidiary.....      9,287      2,541      5,748        265.5          (55.8)
Income (Loss)...........................  $  17,494  $ (10,932) $  (8,293)          (a)          31.8%

------------------------

(a) not meaningful

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1997 AND 1996

REVENUES

    Revenues increased $57.5 million or 23.4% in fiscal year 1997 as compared to fiscal year 1996. The increase in revenue was attributable to the New England Newspapers acquisition; the March 1996 acquisition of the SAN MATEO COUNTY TIMES; the April 30, 1996, acquisition of the NORTH ADAMS TRANSCRIPT and the BRIDGETON NEWS; the October 31, 1996, acquisition of the PASADENA STAR-NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD and THE EVENING SUN; and the February 28, 1997, acquisition of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL. Combined, the acquisitions discussed above increased revenues approximately $78.5 million in fiscal year 1997. These revenue increases were partially offset by a $19.4 million decline in revenue resulting from the sale of the Johnstown Tribune Publishing Company on May 1, 1996, and the POTOMAC NEWS on February 13, 1997. Excluding the newspaper operations described above, the Company's remaining newspaper operations ("same newspaper basis") combined posted a $1.6 million decrease in operating revenues for fiscal year 1997. However, excluding Alameda Newspaper Group (without San Mateo), on a same newspaper basis the Company posted a $3.6 million or 3.3% increase in operating revenues. The increase in operating revenue at these newspapers was primarily attributable to a combined 9.6% and 2.2% gain in classified and retail revenue, respectively. Without the acquisition of the SAN MATEO COUNTY TIMES, year-over-year comparisons of the Alameda Newspaper Group continued to be negatively affected by declines in circulation revenue caused by increased use of discounts and a significant number of out-of-business accounts (loss of certain accounts as a result of store mergers or bankruptcies); however, such comparisons turned positive late in the fourth quarter of fiscal 1997 and are expected to show continued improvement throughout fiscal 1998.

COST OF SALES

    Cost of sales increased $8.0 million or 8.1% in fiscal year 1997 compared to fiscal 1996. The aforementioned acquisitions caused cost of sales to increase approximately $25.8 million in fiscal year 1997. However, this increase was offset in part by a $7.0 million decrease in cost of sales resulting from the sale of the Johnstown Tribune Publishing Company and the POTOMAC NEWS. Excluding acquisition and disposition transactions, cost of sales decreased approximately $10.6 million or 13.4%. The decrease in cost of sales on a same newspaper basis was almost entirely the result of a 25% decrease in the average cost of newsprint. Excluding newsprint, cost of sales on a same newspaper basis increased approximately $0.4 million or 1.0% in fiscal year 1997.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses increased $25.4 million or 25.3% in fiscal year 1997 as compared to fiscal year 1996. The aforementioned acquisitions resulted in SG&A expense increases of $29.3 million; however, this was in part offset by a $6.1 million reduction in SG&A expense associated with the sale of the Johnstown Tribune Publishing Company and the POTOMAC NEWS. Excluding the acquisition and disposition transactions, SG&A expense increased $2.2 million or 2.4%. The increase in SG&A expense is associated with increases in advertising and circulation expenditures, which were primarily related to ongoing efforts to increase advertising linage and circulation.

OTHER EXPENSE

    Other expense, net, increased $3.5 million. The majority of the increase is attributable to a second quarter fiscal year 1997 charge to write off approximately $4.4 million of fees and other costs associated with Garden State's credit facility entered into on October 31, 1996. The increase was partially offset by $1.1 million of financing costs recorded in the same period of fiscal year 1996 associated with the New England Newspapers acquisition.

DENVER NEWSPAPERS--UNCONSOLIDATED SUBSIDIARY

    Net income applicable to common stock of Denver Newspapers increased $11.2 million in fiscal 1997 compared to fiscal 1996. The increase in fiscal 1997 was primarily the result of a $17.4 million increase in operating profit, offset by a $6.9 million increase in tax expense, as compared to the prior year. The increase in operating profit was primarily attributable to a $21.4 million or 11.7% increase in revenues and $8.9 million decrease in newsprint expense, which was offset by increased operating cost, primarily associated with higher sales and circulation at THE DENVER POST and the inclusion of a full year's operations of Eastern Colorado (acquired May 1, 1996). The majority of the increase in operating revenues is attributable to a 11% growth in advertising linage, which was the result of an increase in market size as well as market share at THE DENVER POST. Newsprint expense decreased at THE DENVER POST primarily as a result of a 24% decrease in the average cost of newsprint consumed, which was partially offset by a 11% increase in consumption. Denver Newspapers' acquisition of three daily and three paid weekly newspapers in Eastern Colorado accounted for approximately 3.4% of the increase in net income applicable to common stock.

NET INCOME

    ANI recorded net income of approximately $17.5 million in fiscal 1997; however, after excluding the pretax gain on the sale of the POTOMAC NEWS of $30.6 million, the effect of the $4.4 million charge described above, and the $8.8 million extraordinary loss from the prepayment of Garden State's senior notes, ANI would have recorded an adjusted net income of $0.1 million, as compared to an adjusted net loss of $17.8 million in fiscal year 1996, as adjusted to exclude the gain on the sale of the Johnstown Tribune Publishing Company, the write-off of fees and other costs associated with the Garden State credit facility, and start-up costs associated with the acquisition and integration of the SAN MATEO COUNTY TIMES. The increase in adjusted net income is primarily attributable to a $21.0 million increase in operating profit and a $6.7 million increase in the equity pick-up from Denver Newspapers offset by a $6.4 million increase in interest expense, primarily associated with increased debt related to 1997 acquisitions and a $2.9 million reduction in tax benefits.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1996 AND 1995

REVENUES

    Revenues increased $32.4 million or 15.2% in fiscal year 1996 as compared to fiscal year 1995. The increase in revenue was primarily attributable to the November 18, 1994, acquisition of the GLOUCESTER COUNTY TIMES and TODAY'S SUNBEAM; the New England Newspapers acquisition; the March, 1996, acquisition of the SAN MATEO COUNTY TIMES; and the April 30, 1996, acquisition of the NORTH ADAMS TRANSCRIPT and BRIDGETON NEWS. Combined, the acquisitions discussed above accounted for a $31.7 million increase in revenues in fiscal 1996. These revenue increases were partially offset by a $3.1 million decline in revenue resulting from the sale of the BRISTOL PRESS on August 1, 1994, and the sale of the Johnstown Tribune Publishing Company on April 30, 1996. Excluding the newspaper operations described above, the Company's remaining newspaper operations posted a combined increase in revenues of approximately $3.8 million or 2.0%. All of the Company's newspapers were impacted by a soft retail market in the last half of the Company's fiscal year; however, retail advertising at Alameda Newspaper Group and North Jersey Newspapers Company was particularly hard hit because of major retailers filing for bankruptcy and/or store closings in their markets. The Company's newspapers located in the northeastern United States were also affected by the heavy snow in the winter of 1996. While retail advertising declined slightly on a same newspaper basis, the Company experienced 3.9% and 7.5% growth in classified and circulation revenue, respectively. Overall revenue growth, on a same newspaper basis, ranged from 0.4% to 10.2% for fiscal year 1996 compared to fiscal year 1995.

COST OF SALES

    Cost of sales increased $19.4 million or 24.5% in fiscal 1996 compared to fiscal 1995. Approximately $12.3 million of the increase was attributable to the aforementioned acquisitions. However, this increase was offset in part by a $0.8 million decrease in cost of sales resulting from the sale of the BRISTOL PRESS and the Johnstown Tribune Publishing Company. Excluding acquisition and disposition transactions, cost of sales increased approximately $7.9 million or 11.1%. The increase in cost of sales at existing newspapers was entirely the result of increased newsprint cost associated with a 43% increase in the average cost per ton of newsprint for fiscal 1996 compared to fiscal 1995. However, the newsprint price increase was partially offset by an approximate 3,500 ton or 6.0% decrease in usage at the Company's existing newspapers, primarily associated with efforts to conserve newsprint and the conversion to the 50-inch web width at the majority of newspapers during fiscal 1996. Excluding newsprint, cost of sales on a same newspaper basis decreased $0.9 million in fiscal 1996.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses increased $11.4 million or 12.8% in fiscal 1996 compared to fiscal 1995. The aforementioned acquisitions resulted in SG&A expense increases of $11.7 million; however, this was in part offset by a $1.3 million reduction in SG&A expense associated with the sale of the BRISTOL PRESS and the Johnstown Tribune Publishing Company. Excluding the acquisition and disposition transactions, SG&A expense increased $1.0 million or .2%. The small increase in SG&A expense at the Company's existing newspapers was the result of the Company's continuing efforts to control its operating expenses.

OTHER EXPENSE

    Other expense increased $2.1 million as a result of writing off approximately $1.1 million of fees and other costs associated with the Garden State credit facility entered into on August 31, 1995, which was used in the aforementioned August 31, 1995 and March 10, 1996, acquisitions. Other expense also increased $0.3 million as a result of certain start-up costs incurred in conjunction with the combination and integration of the SAN MATEO COUNTY TIMES operations with those of Alameda Newspaper Group.

DENVER NEWSPAPERS--UNCONSOLIDATED SUBSIDIARY

    Net income applicable to common stock of Denver Newspapers, before the cumulative effect of accounting change, decreased $3.2 million in fiscal 1996 compared to fiscal 1995. The decrease in income was primarily the result of a 43.5% increase in the average cost of newsprint consumed in fiscal 1996, which was only partially offset by the 12.9% growth in revenue in the most recent fiscal year. The Company's share of Denver Newspapers' net income applicable to common stock also declined as a result of Media General exercising their common stock warrant and acquiring a 40% interest in Denver Newspapers effective the second quarter of fiscal 1995. As a result, for the fiscal year ended June 30, 1996, the Company recorded 60% of Denver Newspapers' net income applicable to common stock compared to 100% for the first quarter and 60% for the second, third and fourth quarters of fiscal 1995.

NET INCOME

    ANI recorded a loss of approximately $10.9 million in fiscal 1996; however, after excluding the gain on the sale of the Johnstown Tribune Publishing Company, the write-off of fees and other costs associated with the Garden State credit facility and start-up costs associated with the acquisition and integration of the SAN MATEO COUNTY TIMES. ANI would have recorded an adjusted loss of $17.8 million compared to a fiscal 1995 adjusted loss of $10.6 million, after adjusting the loss to exclude the fiscal 1995 gain on the sale of the BRISTOL PRESS of $4.2 million and the cumulative effect of accounting change of $2.9 million and the gain on sale of common stock by Denver Newspapers. The increase in the adjusted loss was primarily attributable to a $3.2 million decrease in the equity pick-up of income in Denver Newspapers, a $3.3 million increase in interest expense, primarily associated with the 1996 acquisitions discussed above and a $1.9 million decrease in operating profit at Garden State. These reductions in income were offset by a $1.9 million increase in tax benefits in fiscal 1996, the majority of which was associated with the sale of the Johnstown Tribune Publishing Company.

LIQUIDITY AND CAPITAL RESOURCES

    The principal sources of liquidity for the Company and its subsidiaries are existing cash and other working capital, cash flow provided from their operating activities and the borrowing capacity under revolving credit agreements. The Company's operations, consistent with the newspaper industry, require little investment in inventory, as less than 30 days of newsprint is generally maintained on hand. The Company may, from time to time, increase its newsprint inventories in anticipation of price increases. In general, the Company's receivables have been collected on a timely basis.

JUNE 30, 1997 COMPARED TO JUNE 30, 1996

    Net cash flows from operating activities were approximately $31.2 million and $8.7 million for fiscal years ended June 30, 1997 and 1996, respectively. The $22.5 million increase in cash flow from operating activities was primarily the result of a $21.0 million increase in operating profit, before depreciation and amortization expense, for the fiscal year ended June 30, 1997, compared to the fiscal year ended June 30, 1996, which was partially offset by a $6.4 million increase in interest expense for the same period.

    Net cash flows from investing activities were ($148.7) million and $6.9 million for fiscal years ended June 30, 1997 and 1996, respectively. The $155.6 million change was primarily the result of funds totaling approximately $187.6 million used to acquire the PASADENA STAR-NEWS, WHITTIER DAILY REVIEW, SAN GABRIEL VALLEY TRIBUNE, TIMES-STANDARD, THE EVENING SUN, THE SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL and certain other weekly newspapers, in fiscal year 1997 less proceeds received from the sale of the POTOMAC NEWS and other assets of $47.8 million, compared to approximately $15.0 million received in fiscal year 1996 related to net acquisition and disposition activity. Capital expenditures increased by approximately $0.8 million primarily as a result of the previously announced press upgrade in Easton and new front-end systems in Potomac and Las Cruces.

    Net cash flows from financing activities were $121.7 million and ($28.2) million for fiscal years ended June 30, 1997 and 1996, respectively. The change of approximately $149.9 million was primarily attributable to the Company borrowing approximately $133.0 million related to net acquisition and disposition activity in fiscal 1997 as compared to paydowns of approximately $15.0 million related to net acquisition and disposition activity and $13.0 million of paydowns in the normal course in fiscal 1996. In addition, the Company paid make-whole premiums and other financing fees and expenses of approximately $14.0 million in fiscal 1997 associated with acquisitions and the prepayment of its 10.89% senior notes compared to financing fees and expenses of $1.1 million paid in fiscal 1996.

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

    Net cash flows from investing activities were $6.9 million and $1.3 million for the fiscal years 1996 and 1995, respectively. The $5.6 million decrease was a result of the Company receiving a net $5.5 million in proceeds from acquisition and disposition transactions in fiscal 1995 as compared to a net of $15.0 million related to net acquisition and disposition activity in 1996. The Company also increased capital spending in fiscal 1996 by $3.8 million, primarily associated with the previously announced Alameda Newspaper Group press project and press modifications associated with web width reductions.

    Net cash flows from financing activities were $(28.2) million and $(15.7) million for fiscal years 1996 and 1995, respectively. The decrease of $12.5 million was primarily attributable to the Company prepaying $47.0 million of debt out of proceeds from the sale of the Johnstown Tribune Publishing Company, as well as approximately $13.0 million of paydowns in the normal course in fiscal 1996 as compared to paydowns of approximately $14.0 million associated with dispositions in fiscal 1995. Paydowns were offset partially by borrowings of $37.3 million, the majority of which was borrowed in conjunction with the previously discussed New England Newspapers and San Mateo acquisitions in fiscal 1996.

CAPITAL EXPENDITURES

    The Company has a capital expenditure plan which includes normal maintenance capital expenditures of approximately $1.5 million for fiscal 1998. In addition, the plan also anticipates expenditures during fiscal 1998 of $2.7 million associated with business computer system upgrades, front end systems and mailroom upgrades at several of the Company's newspapers, all of which are expected to improve efficiencies and/or the quality of the newspaper. Management reviews the capital expenditure plan periodically and modifies it as required to meet the Company's current business needs. Capital expenditures related to these projects are expected to be funded either through available cash or borrowings under the Garden State credit facility.

LIQUIDITY

    As of June, 1997, Garden State had approximately $22.0 million available for borrowings under the RCB of the Garden State credit facility, excluding approximately $5.0 million in letters of credit outstanding. Commitments under the Garden State credit facility will also continue to reduce in accordance with the terms disclosed in the June 30, 1997, Consolidated Financial Statements appearing elsewhere herein.

The Garden State debt instruments contain covenants which, among other things, limit capital expenditures, require the maintenance of certain financial ratios and place limitations on the payment of dividends and other distributions.

    Effective with the completion of the Offering (as described below), the Garden State credit facility will be amended. Such amendment will decrease the interest rate on borrowings under the Garden State credit facility and provide the Company with greater flexibility and liquidity. Terms of the proposed amendment are described in the notes to the Consolidated Financial Statements.

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

    The Company and its subsidiaries currently generates sufficient cash flows to meet its capital expenditure and debt service requirements. Such debt service requirements increase substantially in fiscal year 2000 as a result of interest on its Senior Discount Debentures becoming current and payable on a semi-annual basis. While there can be no assurance the Company currently expects to have sufficient internally generated funds to service interest when due; however, a portion of the face amount may be required to be refinanced at maturity. There can be no assurance that the Company will be able to refinance its debt when due. However, based on current and projected cash flows and debt levels, the Company believes there is minimal refinance risk.

THE PROPOSED OFFERING

    In September 1997, Garden State anticipates issuing $200.0 million of Senior Subordinated Notes due in 2009 (the "Offering"). The issuance of the Senior Subordinated notes will provide Garden State with additional liquidity and flexibility, as well as fixed rate long-term debt, at rates which Garden State currently believes are attractive.

    The following table sets forth, based on balances outstanding at June 30, 1997, after giving effect to borrowings associated with the Lowell Acquisition and the Offering, the approximate expected scheduled maturities of long-term debt of the Company for the periods presented. (In thousands)

FISCAL
----------------------------------------------------------------------------------
1998..............................................................................  $    2,247
1999..............................................................................       4,410
2000..............................................................................       4,604
2001..............................................................................       6,670
2002..............................................................................      38,979
Thereafter........................................................................     483,021
                                                                                    ----------
                                                                                    $  539,931
                                                                                    ----------
                                                                                    ----------

    The following table sets forth the annual commitment reductions for RCA, RCB and RCC, as well as annual payments under Term A Loan, giving effect to the amended Bank Credit Agreement. (In thousands)

                                                                                      TERM A
                                                      RCA         RCB        RCC       LOAN
                                                   ----------  ---------  ---------  ---------
1998.............................................  $   10,000  $  --      $   4,000  $  --
1999.............................................      31,000     --          7,500     --
2000.............................................      31,000     --          7,500     --
2001.............................................      31,000     --         12,000     --
2002.............................................      31,000     --         12,000      3,750
Thereafter.......................................      33,000     27,000     33,000     11,250
                                                   ----------  ---------  ---------  ---------
                                                   $  167,000  $  27,000  $  76,000  $  15,000
                                                   ----------  ---------  ---------  ---------
                                                   ----------  ---------  ---------  ---------

    The net proceeds of the Offering, estimated to be approximately $195.0 million after deducting fees and expenses of the Offering, will be used to pay off the outstanding balance of approximately $17.0 million and retire the bank credit facility of NJNI, a subsidiary of Garden State. Pending repayment of the NJNI bank credit facility, which is required to occur within 90 days from the Issue Date, such proceeds related thereto will be invested in cash equivalents. The remainder will be used to prepay outstanding borrowings under the Garden State credit facility. Subject to compliance with certain tests contained in the Garden State credit facility, and after giving effect to the Offering, there would be approximately $199.0 million available for borrowings, of which $101.0 million would be available only for acquisitions.

DENVER NEWSPAPERS--UNCONSOLIDATED SUBSIDIARY

    Denver Newspapers is well capitalized and currently produces cash flows significantly in excess of its capital expenditure and debt service requirements; accordingly, management does not anticipate making any additional capital contributions to Denver Newspapers. At September 1, 1997, Denver Newspapers had $15.5 million available under its revolving credit facility, excluding $1.6 million in outstanding letters of credit. In addition, at June 30, 1997, Denver Newspapers had working capital of approximately $3.6 million.

    Denver Newspapers' revolving credit facility and shareholder agreement prohibit the payment of common stock dividends to ANI until the revolving credit facility and the 9% preferred stock have been repaid in full. Denver Newspapers' revolving credit facility expires June 30, 2000. Denver Newspapers' preferred stock is mandatorily redeemable on the earlier of (a) June 30, 1999; (b) the date on which such redemption is permissible under Denver Newspapers' credit agreement; (c) the date on which Denver Newspapers ceases to own directly at least 51% of all the outstanding capital stock of The Denver Post Corporation; or (d) the date on which Denver Newspapers, directly or indirectly, causes or permits The Denver Post Corporation to dispose of substantially all of the assets of The Denver Post Corporation.

NEAR TERM OUTLOOK

    The steady increase in newsprint prices came to a halt in the second quarter of calendar 1996 and, beginning in May 1996, newsprint suppliers began lowering prices. From May 1996 to December 1996, the discounts offered by newsprint suppliers continued to accelerate as newsprint supply outpaced demand. Believing that newsprint demand was beginning to strengthen, several newsprint suppliers announced a $75 per metric ton increase in newsprint effective March 1, 1997, which was only partially successful as it has taken the newsprint suppliers several months to obtain the full $75 per ton increase and not all publishers, including the Company, are currently paying the full increase. However, because of an industry wide year-over-year increase in newsprint consumption, combined with a strike at Fletcher Challenge, several suppliers have announced a $35 to $40 per ton increase as of October 1, 1997, which would bring average transaction prices to approximately $600 per metric ton on the East Coast and $610 per metric ton on the West Coast. If the price increase is successful, the increase is not expected to have a significant impact on the Company's future cash flows from operations, as the Company expects to purchase approximately two-thirds of its fiscal 1998 newsprint requirements under fixed price contracts at a weighted average price of approximately $532 per metric ton. MNG has entered into fixed price contracts expiring over the next two and one-half to three years on behalf of the Company and its affiliates. Such contracts cover the purchase of approximately 86,000 metric tons per year, of which 60,000 metric tons is expected to be allocated to Garden State each year, with the remainder allocated to Denver Newspapers.

    The Company and its subsidiaries may, from time to time, consider the acquisition of daily and weekly newspapers, as favorable investment opportunities are identified. In the event an investment opportunity is identified, management expects that it would be able to arrange financing on terms and conditions satisfactory to the Company to the extent current resources are insufficient.

                           FORWARD-LOOKING STATEMENTS

    This 10-K includes "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this 10-K, including without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and statements located elsewhere herein regarding the Company's financial position and operating strategy, may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include the following: (1) costs or difficulties related to the integration of businesses acquired by the Company (including clustering) may be greater than expected; (2) unanticipated increases may occur in financing and other costs, such as newsprint or labor costs; (3) general economic or business conditions, either nationally or in the regions in which the Company conducts business, may be less favorable than expected; and (4) competition, including from other newspapers, other traditional forms of advertising and newer forms made possible by the internet and otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is filed as a separate part of this report (see page 35).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the names, ages and title as of June 30, 1997, and a brief account of the business experience of each person who is a director, executive officer or other significant employee of the Company.

NAME                                          AGE                          TITLE
----------------------------------------      ---      ----------------------------------------------
Richard B. Scudder......................          84   Chairman of the Board and Director

William Dean Singleton..................          45   Vice Chairman, President, Chief Executive
                                                       Officer and Director

Joseph J. Lodovic, IV...................          36   Executive Vice President, Chief Financial
                                                       Officer

Anthony F. Tierno.......................          52   Executive Vice President, Chief Operating
                                                       Officer

E. Michael Fluker.......................          60   Senior Vice President, Administration

Ronald A. Mayo..........................          35   Vice President of Finance and Controller

James L. McDougald......................          43   Treasurer

Peter M. Miller.........................          48   Director

Patricia Robinson.......................          55   Director and Secretary

Howell E. Begle, Jr.....................          53   Director, Assistant Secretary and General
                                                       Counsel

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

    JAMES L. MCDOUGALD has served as Treasurer since September, 1994. Prior thereto, he was Controller for Garden State from 1988 to 1994.

    PETER M. MILLER was elected a Director of ANI in February 1994. He has served as a Director of Garden State since 1985 and Denver Newspapers since 1987. From 1991 through 1994, Mr. Miller has served as Senior Vice President of Marketing of Environmental Technologies Corporation, a subsidiary of Envirotech Systems, Inc. Mr. Miller is a son-in-law of Mr. Scudder.

    PATRICIA ROBINSON was elected Secretary of ANI in February, 1994, and a director of ANI in May, 1994. She has also served as Secretary of Garden State since 1991 and as Secretary of Denver Newspapers since 1991. Ms. Robinson is the sister of Mr. Singleton.

    HOWELL E. BEGLE, JR. was elected Director, General Counsel and Assistant Secretary of ANI in February 1994. Mr. Begle is Of Counsel to Verner, Liipfert, Bernhard, McPherson and Hand, Chartered, which law firm is counsel to the Company.

ITEM 11. EXECUTIVE COMPENSATION

    The business and affairs of the Company are managed by MNG pursuant to the terms of a Management Agreement. MNG allocates its expenses as management fees to the Company and each affiliate based on the amount of time and resources devoted to each affiliate. See "Certain Relationships and Related Transactions--MediaNews Group, Inc." The following table sets forth the cash compensation paid or payable to Mr. Singleton and any executive officer whose allocated cash compensation exceeded $100,000 for services rendered to the Company in fiscal 1997.

                                                                                  ANNUAL COMPENSATION
                                                                                 ----------------------
                                                                      FISCAL                               ALL OTHER
NAME AND PRINCIPAL POSITION                                            YEAR        SALARY      BONUS     COMPENSATION
------------------------------------------------------------------  -----------  ----------  ----------  -------------
William Dean Singleton............................................        1997   $  550,000  $  100,000    $  11,410
Vice Chairman, President                                                  1996      350,000      80,000        7,800
and Chief Executive Officer                                               1995      350,000     100,000        7,800

Joseph J. Lodovic IV(a),(b).......................................        1997   $  242,567  $  138,415    $   4,642
Executive Vice President,                                                 1996      188,325      --           46,816
Chief Financial Officer                                                   1995      139,493      29,700        4,000

Anthony F. Tierno.................................................        1997   $  200,005  $    7,500    $  10,396
Executive Vice President                                                  1996      192,503       2,500        9,620
and Chief Operating Officer                                               1995      120,979      12,500        5,117

------------------------

(a) A portion of Mr. Lodovic's compensation is allocated by MNG to other affiliated companies which it manages. The amounts shown here are the amounts allocated to ANI's consolidated and unconsolidated subsidiaries based on the methods discussed above.

(b) All Other Compensation in 1996 includes a relocation bonus.

EMPLOYMENT AGREEMENTS

    No executive officer of the Company has an employment agreement except Mr. Singleton. Under the terms of his employment agreement with Garden State, which was amended and renewed effective

June 30, 1996 (the "Employment Agreement"), Mr. Singleton is entitled to receive cash compensation at an annual rate of not less than $550,000 (of which Garden State is obligated to pay a portion), subject to annual review and adjustment by the Board of Directors of Garden State. In addition, Mr. Singleton is entitled to receive a bonus of up to $100,000 for each fiscal year based on a comparison of actual profits of Garden State to budgeted profits during such fiscal year. The Employment Agreement expires by its terms on June 30, 2001, but will be automatically renewed for successive one-year terms unless Garden State or Mr. Singleton gives notice terminating the Employment Agreement at least 120 days prior to the expiration of the existing term. The Employment Agreement contains a five-year non-compete covenant for all counties and geographical areas in which newspapers are owned or circulated by Garden State or its Subsidiaries (currently or in the future).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Decisions regarding annual compensation in excess of $175,000 are made by the Board of Directors of Directors of Garden State, as the officers of ANI are also officers of Garden State. In addition, the Board of Directors of Garden State and Denver Newspapers is responsible for approving Mr. Singleton's Employment Agreement, including his compensation. The Board of Directors of Garden State does not have a Compensation Committee. Compensation of executive officers of MNG, who are also executive officers of the Company, is approved by Mr. Singleton. See "Certain Relationships and Related Transactions--MediaNews Group, Inc."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The authorized capital stock of ANI consists of 2,314,346 shares of unissued Class A common stock, $.01 par value, 173,576 shares of Class B common stock, $.01 par value, 664,450 shares of Class D common stock, $.01 par value, 500,000 shares of Class G common stock, $0.1 par value, 1,500,000 shares of Class GSI common stock, $0.01 par value, and 230 shares of Class N common stock $.01 par value (collectively the "ANI Common Stock"), all of which have equal voting rights but differ with respect to dividends and liquidation. ANI has not declared or paid any cash dividends on its common stock in the past and does not intend to do so in the foreseeable future. The Company's long-term debt limits the ability of ANI to pay such dividends.

    The following tables set forth the number and percentage of shares of ANI common stock currently issued and outstanding and beneficially owned by (i) each person known to ANI to be the beneficial owner of more than 5.0% of any class of ANI's equity securities; and (ii) all directors and executive officers of ANI as a group.

                                                            AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(A)
                                                      --------------------------------------------------------
                                                        CLASS D      CLASS G       CLASS GSI         CLASS N
                                                         COMMON      COMMON          COMMON          COMMON
NAME                                                    STOCK(N)    STOCK(N)        STOCK(N)        STOCK(N)
----------------------------------------------------  ------------  ---------  ------------------  -----------
William Dean Singleton(c)...........................       --          --                 552,065   (l)     --
Howell E. Begle, Jr.(b)(d)..........................       332,225(l)   185,980(l)            552,065   (l)        115(l)
Patricia Robinson(b)(e).............................       332,225(l)   185,980(l)         --             115(l)
Jean L. Scudder(f)(j)...............................    249,168.75     46,495          138,016.25       28.75
Charles Scudder(g)(j)...............................     83,056.25     46,495          138,016.25       28.75
Elizabeth A. Difani(g)(h)(j)........................       --          46,495          138,016.25       28.75
Carolyn Miller(g)(i)(j).............................       --          46,495          138,016.25       28.75
All directors and executives as a group(m)..........       332,225    185,980             552,065         115

                                                                                       PERCENTAGE OF CLASS
                                                                        --------------------------------------------------
                                                                          CLASS D      CLASS G     CLASS GSI     CLASS N
                                                                          COMMON       COMMON       COMMON       COMMON
NAME                                                                     STOCK(N)     STOCK(N)     STOCK(N)     STOCK(N)
----------------------------------------------------------------------  -----------  -----------  -----------  -----------
William Dean Singleton(c).............................................      --           --            50.00%      --
Howell E. Begle, Jr.(b)(d)............................................       50.00%       50.00%       50.00%       50.00%
Patricia Robinson(b)(e)...............................................       50.00%       50.00%      --            50.00%
Jean L. Scudder(f)(j).................................................       37.50%       12.50%       12.50%       12.50%
Charles Scudder(g)(j).................................................       12.50%       12.50%       12.50%       12.50%
Elizabeth A. Difani(g)(h)(j)..........................................      --            12.50%       12.50%       12.50%
Carolyn Miller(g)(i)(j)...............................................      --            12.50%       12.50%       12.50%
All directors and executives as a group(m)............................       50.00%       50.00%       50.00%       50.00%

------------------------

(FOOTNOTES ON THE FOLLOWING TWO PAGES.)

(a) Beneficial ownership is determined in accordance with the rules of the Commission. Except as indicated by footnote, the persons named in the tables above have sole voting and investment power with respect to all shares of capital stock indicated as beneficially owned by them. None of such shares is known by ANI to be shares with respect to which the beneficial owner has the right to acquire such shares.

(b) The address of each such person is: c/o Howell E. Begle, Jr., Trustee, 901 15th Street, N.W., Suite 700, Washington, D.C. 20005. Mr. Begle is Of Counsel to the law firm of Verner, Liipfert, Bernhard, McPherson and Hand, Chartered, which law firm is counsel to the Company.

(c) These shares are held by a revocable trust for the benefit of the children of Mr. Singleton (the "Singleton Revocable Trust"), for which trust Mr. Begle and Mr. Singleton are trustees. Mr. Singleton disclaims any beneficial ownership in the shares held in the Singleton Revocable Trust.

(d) Includes the following shares, for which Mr. Begle has sole voting power under the Singleton Family Voting Trust Agreement for ANI (the "Singleton Family Voting Trust Agreement for ANI") and shared investment power, as a trustee for an irrevocable trust for the benefit of Mr. Singleton's children (the "Singleton Irrevocable Trust"), held by the Singleton Irrevocable
    Trust: 332,225 shares of Class D common stock, 185,980 Class G common stock and 115 shares of Class N common stock. Also includes 552,065 shares of Class GSI common stock held by the Singleton Revocable Trust, for which Mr. Begle is a trustee.

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

(j) The address of each person is: c/o Jean L. Scudder, Rural Route 1, Box 75, Readfield, Maine 04355.

(k) Indicates shared voting power.

(l) Indicates shared investment power.

(m) No directors or officers of ANI beneficially own any shares in ANI except Mr. Singleton, Mr. Begle and Ms. Robinson. See note (c) above.

(n) Assuming conversion of each of the shares of Class D, Class G, Class GSI and Class N common stock to shares of Class A common stock, as provided for in the ANI Certificate of Incorporation, the shares of Class A common stock will be held as follows: 552,065 shares by the Singleton Revocable Trust; 518,320 shares by the Singleton Irrevocable Trust; 166,112.5 shares by a trust for the benefit of Ms. Scudder's nephews; 267,596.25 shares by Mr. Scudder; 123,026.66 shares by Ms. Difani, as custodian for her minor children; and 184,540 shares by Ms. Miller, as custodian for her minor children.

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

SINGLETON FAMILY VOTING TRUST AGREEMENT FOR ANI

    The Singleton Irrevocable Trust entered into the Singleton Family Voting Trust Agreement for ANI (the "Singleton Family Voting Trust Agreement for ANI") in accordance with which (i) the shares of Class D, Class G and Class N common stock of ANI held by the Singleton Irrevocable Trust were transferred to the Singleton Revocable Trust for ANI and (ii) the shares of Class GSI common stock of

ANI to be held by the Singleton Revocable Trust will be transferred to the Singleton Family Voting Trust for ANI upon the death or incapacity of Mr. Singleton. As a result, Howell E. Begle, as Trustee (the "Singleton Trustee"), is considered the beneficial owner of 50% of the outstanding Class D common stock, Class G common stock and Class N common stock of ANI. Under the Singleton Family Voting Trust Agreement for ANI, the Singleton Trustee exercises all voting and substantially all other rights to which such shareholders would otherwise be entitled until May 20, 2004, subject to extension by written agreement of one or more beneficiaries of the Singleton Family Voting Trust Agreement for ANI and the Singleton Trustee.

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

    The ANI Shareholders' Agreement also provides that until the earlier of (i) the date on which the shares of Class D common stock, Class G common stock, Class GSI common stock and Class N common stock of ANI are automatically converted into shares of Class A common stock of ANI, pursuant to the terms of the Certificate of Incorporation of ANI, or (ii) when ANI's Leverage Ratio is less than 3:1, no shareholder may sell, transfer, pledge or otherwise encumber their shares, nor their interest in their shares, of ANI common stock (other than Class B common stock) to any third party, except certain permitted transfers to family members and other shareholders, without the consent of all the shareholders of ANI or unless all shares of ANI common stock then outstanding are sold in a single transaction or a series of related transactions. Upon the expiration of such time period, and in the event of a contemplated sale to a third party, ANI, and thereafter the remaining shareholders, may exercise a right of first refusal. If any shareholder desires to sell or transfer his shares to ANI or the other shareholders without an identified third party buyer, then such shareholder may offer to sell his shares to ANI at fair market value determined by appraisal, or if ANI declines to purchase such shares, such shareholder may offer to sell his shares to the remaining shareholders at fair market value.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MEDIANEWS GROUP, INC.

    The Company's subsidiaries have engaged MNG to operate and manage the business and affairs of its newspapers under the terms of a management agreement. MNG, which is owned entirely by Messrs. Singleton and Scudder, also manages other affiliated newspapers. All of the executive officers of MNG are also executive officers of the Company, and compensation of the executive officers of the Company, with the exception of Mr. Singleton whose compensation is paid as described under "Executive Compensation," are paid by MNG. The Company believes that the salaries paid to its executive officers, through either Garden State or MNG, are not greater than those which would be paid to executives of an unaffiliated management company. Pursuant to the management agreement, MNG allocates its expenses as management fees to each affiliate based on the amount of time and resources devoted to each affiliate. The weighted average of the salary allocations is then used to apportion general overhead of MNG, such as office rent and related operating expenses. MNG is also party to a consulting agreement, renewable annually, with Mr. Scudder which requires annual payments of $150,000. Costs related to such agreement are included in MNG's expenses and, thus, are included in the management fee allocation discussed above.

    MNT, a division of MNG, provides electronic media services including website development and maintenance, internet access and online publishing capabilities for all the newspapers managed by MNG. The cost of providing these services will be allocated based on revenue of the newspapers for which such services are provided. As of June 30, 1997, the Company had not been charged any fees associated with MNT; however, beginning in fiscal year 1998, MNT will charge a portion of its operating expenses to the Company. MNT charges to the Company for fiscal year 1998 are expected to be approximately $1.5 million. The Company will record electronic media advertising revenues by the Company's newspapers, in its consolidated statement of operations of such newspaper.

    The Company reimburses MNG for any expenses directly incurred by MNG on behalf of the Company that are not included in the management fee. For fiscal 1997, the Company paid approximately $2.2 million to MNG in management fees. The Company believes that the management fees paid to MNG are not greater than the costs the Company would expect to bear to obtain these services elsewhere.

    MNG does not own and does not expect to own any interest in the Company, nor has MNG made any direct capital investment in the Company. While MNG's principal business is the management of newspaper operations, the Company does not believe its success is dependent on MNG. If the Management Agreement should terminate, management believes the Company could obtain management services from other sources, including current employees of MNG.

TAX SHARING AGREEMENT

    ANI and Garden State are part of the same affiliated group and file consolidated returns for federal income tax purposes. ANI and Garden State entered into a tax sharing agreement (the "Tax Sharing Agreement") to determine the manner in which the members of the consolidated group will share federal income tax benefits and costs. Pursuant to the Tax Sharing Agreement, the income tax liability of Garden State and any of Garden State's consolidated subsidiaries is computed separately from ANI on a consolidated return basis. If income tax is due from Garden State and its consolidated subsidiaries, Garden State will pay the amount of the tax as a tax sharing payment to ANI. In the event that Garden State's federal income tax is reduced due to a net operating loss or credit carryback under applicable federal income tax law, it will receive credit for the amount of such reduction from ANI. This credit amount(s) will be carried on ANI's financial records as an amount payable to Garden State, which credit Garden State will be able to utilize to offset future obligations to make tax sharing payments to ANI. Under the terms of the Tax Sharing Agreement, Garden State will receive the benefit of loss carryforwards which it generates. Similar principles will apply under the Tax Sharing Agreement for state and local income tax purposes. Although the payments of dividends by Garden State are restricted under the terms of its debt instruments, Garden State will be permitted under those agreements to make tax sharing payments.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statements

    1. The list of financial statements contained in the accompanying Index to Consolidated Financial Statements and Schedules Covered by Report of Independent Auditor is filed as a part of this Report (see page 35).

        2.  Financial Statement Schedules

    The list of financial statement schedules contained in the accompanying Index to Consolidated Financial Statements and Schedules Covered by Report of Independent Auditor is filed as part of the Report (see page 35).

        3.  Exhibits

    The exhibits listed in the accompanying index are filed as a part of this annual report (See page 81).

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of fiscal 1997.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                           ITEMS 8, 14(a) (1) AND (2)
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                   COVERED BY REPORTS OF INDEPENDENT AUDITORS

    The following financial statements of the registrant and its subsidiaries required to be included in Items 8 and 14(a)(1) are listed below:

AFFILIATED NEWSPAPERS INVESTMENTS, INC.

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Auditors.............................................................................          36
Consolidated Balance Sheets as of June 30, 1997 and 1996...................................................          38
Consolidated Statements of Operations for the Years Ended June 30, 1997, 1996 and 1995.....................          40
Consolidated Statements of Changes in Shareholders' Deficit for the Years Ended June 30, 1997, 1996 and
  1995.....................................................................................................          41
Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996 and 1995.....................          42
Notes to Consolidated Financial Statements.................................................................          43

    The following financial statement schedules of the registrant and its subsidiaries required to be included in Item 14(a)(2) are listed below:

Schedule I   Condensed Financial Information of Registrant..............................         62
Schedule II  Valuation and Qualifying Accounts..........................................         63

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.

DENVER NEWSPAPERS, INC.

Report of Independent Auditor.........................................................          64
Consolidated Balance Sheets as of June 30, 1997 and 1996..............................          66
Consolidated Statements of Operations for the Years Ended June 30, 1997, 1996 and
  1995................................................................................          68
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended June
  30, 1997, 1996 and 1995.............................................................          69
Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996 and
  1995................................................................................          70
Notes to Consolidated Financial Statements............................................          71

Financial Statement Schedule

Schedule II  Valuation and Qualifying Accounts and Reserves.............................         80

                         REPORT OF INDEPENDENT AUDITORS

To The Shareholders and Board of Directors
Affiliated Newspapers Investments, Inc.

    We have audited the accompanying consolidated balance sheets of Affiliated Newspapers Investments, Inc. and subsidiaries (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedules I and II. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affiliated Newspapers Investments, Inc. and subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Denver, Colorado
August 22, 1997

                 (This page has been left blank intentionally.)

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     JUNE 30,
                                                            --------------------------
                                                                1997          1996
                                                            ------------  ------------
                                                                  (IN THOUSANDS)
CURRENT ASSETS
  Cash and cash equivalents...............................  $      8,944  $      4,615
  Trade accounts receivable, less allowance for doubtful
    accounts of $4,252 and $2,426 at June 30, 1997 and
    1996, respectively....................................        32,849        24,888
  Receivable from affiliates..............................         1,983         1,403
  Other receivables.......................................         1,353         1,201
  Inventories of newsprint and supplies...................         6,170         3,966
  Prepaid expenses and other assets.......................         3,295         2,780
                                                            ------------  ------------
    TOTAL CURRENT ASSETS..................................        54,594        38,853

PROPERTY, PLANT AND EQUIPMENT
  Land....................................................         8,307         5,168
  Buildings and improvements..............................        43,462        32,687
  Machinery and equipment.................................       126,450        87,522
                                                            ------------  ------------
    Total Property, Plant and Equipment...................       178,219       125,377
  Less accumulated depreciation and amortization..........       (57,670)       50,027
                                                            ------------  ------------
    NET PROPERTY, PLANT AND EQUIPMENT.....................       120,549        75,350

OTHER ASSETS
  Investment in Denver Newspapers, Inc....................        14,113         4,826
  Investment in partnership...............................         6,365         6,369
  Subscriber accounts, less accumulated amortization of
    $45,808 and $48,594 at June 30, 1997 and 1996,
    respectively..........................................        69,960        44,220
  Excess of cost over fair value of net assets acquired,
    less accumulated amortization of $12,718 and $13,267
    at June 30, 1997 and 1996, respectively...............       154,294        65,715
  Covenants not to compete and other identifiable
    intangible assets, less accumulated amortization of
    $15,861 and $19,673 at June 30, 1997 and 1996,
    respectively..........................................         6,685         8,461
  Other...................................................         2,000         1,871
                                                            ------------  ------------
    TOTAL OTHER ASSETS....................................       253,417       131,462
                                                            ------------  ------------
TOTAL ASSETS..............................................  $    428,560  $    245,665
                                                            ------------  ------------
                                                            ------------  ------------

                See notes to consolidated financial statements.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                     JUNE 30,
                                                            --------------------------
                                                                1997          1996
                                                            ------------  ------------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)

CURRENT LIABILITIES

  Trade accounts payable..................................  $      6,286  $      5,884

  Accrued employee compensation...........................         7,208         4,498

  Accrued interest........................................         7,830         8,114

  Other accrued liabilities...............................         8,676         5,562

  Unearned income.........................................        10,746         7,048

  Income taxes............................................         1,308           373

  Current portion of long-term debt.......................         6,247        11,190
                                                            ------------  ------------

  TOTAL CURRENT LIABILITIES...............................        48,301        42,669

OBLIGATIONS UNDER CAPITAL LEASES..........................         7,477         7,520

LONG-TERM DEBT............................................       468,677       306,990

OTHER LIABILITIES.........................................         5,092         7,728

DEFERRED INCOME TAXES.....................................        13,036        12,275

SHAREHOLDERS' DEFICIT.....................................

  Common stock, $.01 par value; authorized 5,152,602 and
    4,628,692 shares at June 30, 1997 and 1996,
    respectively, 2,314,346 shares issued and
    outstanding...........................................            23            23

  Additional paid-in capital..............................         3,611         3,611

  Deficit.................................................      (117,657)     (135,151)
                                                            ------------  ------------

  TOTAL SHAREHOLDERS' DEFICIT.............................      (114,023)     (131,517)
                                                            ------------  ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT...............  $    428,560  $    245,665
                                                            ------------  ------------
                                                            ------------  ------------

                See notes to consolidated financial statements.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FISCAL YEAR ENDED JUNE 30,
                                                              -------------------------------
                                                                1997       1996       1995
                                                              ---------  ---------  ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                           DATA)
REVENUES
  Advertising...............................................  $ 242,914  $ 197,954  $ 179,268
  Circulation...............................................     48,451     39,930     30,517
  Other.....................................................     11,537      7,546      3,260
                                                              ---------  ---------  ---------
    TOTAL OPERATING REVENUES................................    302,902    245,430    213,045
COSTS AND EXPENSES
  Cost of sales.............................................    106,476     98,469     79,098
  Selling, general and administrative.......................    125,697    100,290     88,889
  Management fees...........................................      2,205      2,008      1,666
  Depreciation and amortization.............................     24,689     21,841     18,709
  Interest expense..........................................     48,370     41,932     38,611
  Other.....................................................      7,995      4,511      2,405
                                                              ---------  ---------  ---------
    TOTAL COSTS AND EXPENSES................................    315,432    269,051    229,378
GAIN ON SALE OF NEWSPAPER PROPERTY..........................     30,575      8,291      4,153
GAIN ON SALE OF STOCK BY UNCONSOLIDATED SUBSIDIARY..........     --         --            996
INCOME IN UNCONSOLIDATED SUBSIDIARY.........................      9,287      2,541      5,748
                                                              ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES, CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE AND EXTRAORDINARY LOSS..................     27,332    (12,789)    (5,436)
INCOME TAX BENEFIT (EXPENSE)................................     (1,066)     1,857         (1)
                                                              ---------  ---------  ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE
  AND EXTRAORDINARY LOSS....................................     26,266    (10,932)    (5,437)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE AT UNCONSOLIDATED
  SUBSIDIARY................................................     --         --         (2,856)
EXTRAORDINARY LOSS (net of taxes of $689)...................      8,772     --         --
                                                              ---------  ---------  ---------
NET INCOME (LOSS)...........................................  $  17,494  $ (10,932) $  (8,293)
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------
INCOME (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary loss, and cumulative
    effect of accounting change.............................  $   11.35  $   (4.72) $   (2.35)
  Cumulative effect of accounting change at unconsolidated
    subsidiary..............................................     --         --          (1.23)
  Extraordinary loss........................................      (3.79)    --         --
                                                              ---------  ---------  ---------
    Income (loss) per common share..........................  $    7.56  $   (4.72) $   (3.58)
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------
Weighted average number of shares outstanding...............  2,314,346  2,314,346  2,314,346
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

                See notes to consolidated financial statements.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

                                                                  ADDITIONAL                 TOTAL
                                                       COMMON      PAID-IN-               SHAREHOLDERS'
                                                        STOCK       CAPITAL     DEFICIT     DEFICIT
                                                     -----------  -----------  ---------  -----------
                                                                      (IN THOUSANDS)
BALANCE AT JUNE 30, 1994...........................   $       1    $   3,633   $(115,926)  $(112,292)
  Net loss.........................................      --           --          (8,293)     (8,293)
                                                            ---   -----------  ---------  -----------
BALANCE AT JUNE 30, 1995...........................           1        3,633    (124,219)   (120,585)
  Net income.......................................                   --         (10,932)    (10,932)
  Change in par value of common stock..............          22          (22)     --          --
                                                            ---   -----------  ---------  -----------
BALANCE AT JUNE 30, 1996...........................          23        3,611    (135,151)   (131,517)
  Net income.......................................      --           --          17,494      17,494
                                                            ---   -----------  ---------  -----------
BALANCE AT JUNE 30, 1997...........................   $      23    $   3,611   $(117,657)  $(114,023)
                                                            ---   -----------  ---------  -----------
                                                            ---   -----------  ---------  -----------

                See notes to consolidated financial statements.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FISCAL YEAR ENDED JUNE 30,
                                                                -------------------------------
                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...........................................  $  17,494  $ (10,932) $  (8,293)
  Adjustments to reconcile net income (loss) to net cash from operating activities:
    Depreciation..............................................     10,707      9,762      7,216
    Amortization..............................................     12,775     11,499     10,804
    Gain on sale of newspaper assets..........................    (30,579)    (8,622)    (4,137)
    Income from unconsolidated subsidiary, net................     (9,287)    (2,541)    (3,888)
    Provision for losses on accounts receivable...............      3,092      2,510      2,876
    Amortization of debt discount.............................     18,525     16,214     14,382
    Debt issue cost and repurchase premiums...................     13,969      1,092     --
    Distributions in excess of (less than) earnings from
      investment in partnership...............................         23       (610)       (28)
    Deferred income tax benefit...............................     (3,226)    (2,373)      (428)
    Change in operating assets and liabilities:
      Increase in accounts receivable.........................     (5,408)    (3,403)    (2,150)
      (Increase) decrease in inventories......................     (1,163)     1,799     (2,470)
      (Increase) decrease in prepaid expenses and other
        assets................................................       (455)      (558)       717
      Increase (decrease) in accounts payable and accrued
        liabilities...........................................      5,139     (5,047)     4,880
      Increase in unearned income.............................        747         22      1,504
      Change in affiliate account balances....................       (580)       363        761
      Change in other assets and liabilities..................       (535)      (517)     1,130
                                                                ---------  ---------  ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES......................     31,238      8,658     22,876
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of newspaper property and other assets.................     47,776     50,647     14,864
  Business acquisitions.......................................   (187,597)   (35,668)    (9,325)
  Purchase of machinery and equipment.........................     (8,836)    (8,079)    (4,284)
                                                                ---------  ---------  ---------
NET CASH FLOWS FROM INVESTING ACTIVITIES......................   (148,657)     6,900      1,255
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of long-term debt..................................    259,450     37,300     --
  Reduction of long-term debt.................................   (120,773)   (60,240)   (14,007)
  Reduction of non-operating liabilities......................     (2,960)    (4,194)    (1,735)
  Debt issue cost and repurchase premiums.....................    (13,969)    (1,092)        --
                                                                ---------  ---------  ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES......................    121,748    (28,226)   (15,742)
                                                                ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........      4,329    (12,668)     8,389
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR................      4,615     17,283      8,894
                                                                ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR......................  $   8,944  $   4,615  $  17,283
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

                See notes to consolidated financial statements.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

PRINCIPLES OF CONSOLIDATION

    The Consolidated Financial Statements include the accounts of Affiliated Newspapers Investments, Inc. (the "Company" or "ANI"), Garden State Newspapers, Inc. ("Garden State") and its subsidiaries. All intercompany accounts have been eliminated upon consolidation.

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

INTANGIBLE ASSETS

    Intangible assets acquired are recorded at their estimated fair values as of the date of acquisition. The excess of cost over fair value of net assets acquired is being amortized using the straight-line method over a period of 40 years. Subscriber accounts are amortized using the straight-line method over periods ranging from 6 to 15 years, with a weighted average remaining life, based on the dates of acquisitions, of 9 years. Other intangibles recognized are being amortized using the straight-line method, generally over periods not exceeding 10 years.

LONG-LIVED ASSETS

    The carrying value of long-lived assets is reviewed annually; however, if at any time the facts or circumstances at any of the Company's individual newspaper operations indicate impairment of asset values, as a result of continual declines in performance or as a result of fundamental changes in a newspaper's market, a determination is made as to whether the carrying value of the newspaper's long-lived assets exceeds estimated realizable value. For purposes of this determination, estimated realizable value is evaluated based on values placed on comparable newspaper properties, generally based on a multiple of revenue and operating profit (before depreciation and amortization).

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED) DEBT DISCOUNT

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

NOTE 2: INVESTMENT IN PARTNERSHIP

    Effective March 1990, York Newspapers, Inc. ("YNI"), a subsidiary of Garden State entered into a general partnership, York Newspaper Company (the "Agency") with York Daily Record, Inc. ("YDR"). YNI, YDR and the Agency entered into a joint operating agreement (the "JOA") under which the Agency is responsible for all newspaper publishing operations, other than news and editorial, including production, sales, distribution and administration. The Agency publishes THE YORK DISPATCH, a daily evening paper, THE YORK DAILY RECORD, a daily morning paper, and the YORK SUNDAY NEWS. YNI has a 57.5% interest in the Agency. YNI's investment in the Agency is recorded in the accompanying consolidated balance sheets under the equity method. The Company's investment in the Agency, which originally represented the net book value of assets and liabilities contributed to the Agency, was approximately $6.4 million at each of the fiscal years ended June 30, 1997 and 1996. The Agency made cash distributions to YNI in the amount of $7.2 million, $4.9 million and $4.8 million in fiscal years 1997, 1996 and 1995.

    In September, 1996, YNI signed a call/put agreement under which YNI can purchase YDR's interest in the agency or YDR can put its interest in the Agency to YNI. The base call and put price is $32.0 million and $25.0 million, respectively, and is adjusted annually based on changes in the consumer price index (not to exceed 2 1/2%). The call option may be exercised on January 1, 2004, and expires on January 1, 2005. The put may be exercised at any time after the expiration of the call through June 30, 2008.

    The Company is not currently responsible for any liabilities of the Agency, contingent or otherwise. Management believes that the Agency is well capitalized and does not anticipate the Agency requiring any capital contributions from its partners in the near future.

NOTE 3: ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

    On February 28, 1997, a subsidiary of the Company acquired substantially all the assets used in the publication of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL, daily newspapers

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.

NOTE 3: ACQUISITIONS AND DISPOSITIONS (CONTINUED) distributed primarily in Fitchburg and Leominster, Massachusetts; Lebanon, Pennsylvania; and Council Bluffs, Iowa, respectively, and five weekly newspapers distributed in and around the same cities, for a total of approximately $51.2 million in cash. Proceeds from the sale of the POTOMAC NEWS (discussed below) and borrowings under the subsidiary's Bank Credit Agreement were used to fund the acquisition.

    On October 31, 1996, a subsidiary of the Company acquired substantially all the assets used in the publication of the PASADENA STAR-NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD, TIMES-STANDARD and THE EVENING SUN, daily newspapers distributed primarily in Pasadena, West Covina, Whittier and Eureka, California, and Hanover, Pennsylvania, respectively, and seven weekly newspapers distributed in and around these same cities, for a total of approximately $130.0 million in cash.

    In conjunction with the sale of the Johnstown Tribune Publishing Company described below, a subsidiary of the Company acquired substantially all the assets used in the publication of the NORTH ADAMS TRANSCRIPT and the BRIDGETON NEWS, daily newspapers published in North Adams, Massachusetts, and Bridgeton, New Jersey, respectively. In conjunction with acquiring the assets of the BRIDGETON NEWS, the Company also assumed $0.8 million of payments due on non-competition agreements.

    On March 10, 1996, a subsidiary of the Company acquired substantially all the assets used in the publication of the SAN MATEO COUNTY TIMES, a daily newspaper, and five weekly newspapers published in San Mateo County, California, for approximately $15.0 million, including obligations to the seller with a discounted value of approximately $4.3 million and the assumption of newspaper subscription obligations of approximately $0.7 million.

    On August 31, 1995, a subsidiary of the Company acquired substantially all the assets used in the publication of THE BERKSHIRE EAGLE, the BRATTLEBORO REFORMER and the BENNINGTON BANNER, daily newspapers published in Pittsfield, Massachusetts; Brattleboro, Vermont; and Bennington, Vermont, respectively, and the MANCHESTER JOURNAL, a weekly newspaper published in Manchester, Vermont (collectively referred to as "New England Newspapers"). The purchase price consisted of $1.1 million in cash, the assumption of $20.5 million of long-term debt and a covenant not to compete payable to the prior owners with a discounted value of approximately $2.7 million. In addition, the Company assumed a working capital deficit of approximately $2.0 million and an underfunded pension plan liability and other obligations, valued at approximately $8.3 million.

    On November 18, 1994, a subsidiary of the Company acquired substantially all the assets used in the publication of the GLOUCESTER COUNTY TIMES and TODAY'S SUNBEAM, daily newspapers distributed in Woodbury and Salem, New Jersey, respectively, from an affiliate of the Company. The assets were purchased for $9.0 million in cash plus the assumption of a $1.9 million discounted note payable to certain of ANI's shareholders. The purchase price was based on the fair market value of the assets acquired, as determined by an independent appraisal of the assets.

    All the acquisitions discussed above were accounted for as purchases. Accordingly, the results of their operations were included since the date of acquisition. The assets acquired and liabilities assumed have been recorded at their estimated fair market value at the date of acquisition. These fair values of the newspapers acquired in fiscal 1997 are based on independent appraisals and management's best estimate and are subject to change in the final allocation of the purchase price. The excess of cost over fair value of net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 and 15 to 6 years, respectively.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.

NOTE 3: ACQUISITIONS AND DISPOSITIONS (CONTINUED)
DISPOSITIONS

    On February 13, 1997, a subsidiary of the Company sold substantially all the assets used in the publication of the POTOMAC NEWS and two weekly publications for $47.7 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $30.6 million, net of selling expenses.

    On May 1, 1996, Garden State sold the common stock of The Johnstown Tribune Publishing Company, which publishes THE TRIBUNE-DEMOCRAT, to American Publishing
(1991), Inc. in exchange for $32.6 million in cash and substantially all the assets used in the publication of the following daily and weekly newspapers:

         NEWSPAPER LOCATION                    DAILY PUBLICATION                     WEEKLY PUBLICATION
------------------------------------  ------------------------------------  ------------------------------------
Bridgeton, New Jersey                 BRIDGETON NEWS                        None
Fort Morgan, Colorado                 FORT MORGAN TIMES                     MORGAN TIMES REVIEW(A)
Sterling, Colorado                    JOURNAL-ADVOCATE                      J. A. SHOPPER(A)
Lamar, Colorado                       LAMAR DAILY NEWS                      TRI-STATE TRADER(A)
Sidney, Nebraska                      SIDNEY TELEGRAPH                      HIGH PLAINS SHOPPING GUIDE(A)
North Adams, Massachusetts            NORTH ADAMS TRANSCRIPT                THE TRANSCRIPT SPOTLIGHT(A)
Akron, Colorado                       None                                  AKRON NEWS REPORTER(B)
Brush, Colorado                       None                                  BRUSH NEWS-TRIBUNE(B)
Julesburg, Colorado                   None                                  JULESBURG ADVOCATE(B)

------------------------

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

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.

NOTE 3: ACQUISITIONS AND DISPOSITIONS (CONTINUED)
UNAUDITED PRO FORMA OPERATING RESULTS

    The following table sets forth the unaudited pro forma operating results had the October 31, 1996, acquisition, the February 13, 1997, disposition, and the February 28, 1997, acquisition (described above) occurred as of July 1, 1995 and 1996 (In thousands):

                                                                  JUNE 30, 1997  JUNE 30, 1996
                                                                  -------------  -------------
Revenues........................................................   $   333,885    $   325,990
                                                                  -------------  -------------
                                                                  -------------  -------------
Net Income Before Extraordinary Items...........................   $    28,247    $    (8,336)
                                                                  -------------  -------------
                                                                  -------------  -------------
Net Income (Loss)...............................................   $    19,475    $    (8,336)
                                                                  -------------  -------------
                                                                  -------------  -------------
Earnings (Loss) Per Share.......................................   $      8.41    $     (3.60)
                                                                  -------------  -------------
                                                                  -------------  -------------

NOTE 4: LONG-TERM DEBT

DEBT RESTRUCTURING

    As a result of certain refinancings and debt prepayments on October 31, 1996, associated with acquisitions, Garden State incurred debt issuance costs of approximately $4.4 million and paid approximately $9.5 million of make-whole premiums to the holders of the senior secured notes, who were prepaid in full. The make-whole premiums have been included in the accompanying Consolidated Statements of Operations as an extraordinary loss net of applicable income tax benefits. The Company charged the $4.4 million of the debt issuance cost to fiscal year 1997 expense and, as such, the cost has been included in other expense in the accompanying Consolidated Statements of Operations.

LONG-TERM DEBT

    Long-term debt consisted of the following at each year-end:

                                                                                                     JUNE 30,
                                                                                              ----------------------
                                                                                                 1997        1996
                                                                                              ----------  ----------

                                                                                                  (IN THOUSANDS)
Bank Credit Agreement............................................................         (I) $  211,000  $    7,500
10.89% Senior Secured Notes, due through March 31, 2004..........................        (II)     --          76,880
NJNI bank credit facility........................................................       (III)     16,750      --
Various Notes, payable through December, 2002....................................        (IV)     12,966      16,361
12.00% Senior Subordinated Secured Notes, due July 1, 2004                                (V)    100,000     100,000
Notes payable to certain shareholders of ANI.....................................        (VI)      2,629       2,328
Senior Discounted Debentures, due 2006...........................................       (VII)    131,579     115,111
                                                                                              ----------  ----------
                                                                                                 474,924     318,180
Less current portion of long-term debt...........................................                  6,247      11,190
                                                                                              ----------  ----------
                                                                                              $  468,677  $  306,990
                                                                                              ----------  ----------
                                                                                              ----------  ----------

    I. In conjunction with the October 31, 1996, acquisition previously discussed, Garden State entered into a $240.0 million amended and restated bank credit facility (the "Bank Credit Agreement") which was

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.

NOTE 4: LONG-TERM DEBT (CONTINUED)
subsequently increased to $285.0 million on January 22, 1997. The Bank Credit Agreement is comprised of the following components at June 30, 1997:

        a. A $167.0 million Senior Secured Revolving Credit Facility ("RCA") for acquisition financing which matures on June 30, 2003. The commitment under RCA is subject to a reduction schedule as follows: $10.0 million reduction on December 31, 1997; $15.0 million reduction on June 30, 1998; $28.0 million reduction on June 30, 1999 through 2002, and a final maturity on June 30, 2003. A portion of the proceeds from RCA were used to purchase the newspaper assets acquired on October 31, 1996. As of June 30, 1997, $47.0 million was borrowed in conjunction with the acquisition of THE SUN discussed in Note 13. Borrowings under RCA are secured by the assets acquired with the proceeds of the borrowings under RCA.

        b. A $27.0 million Senior Secured Revolving Credit Facility ("RCB") with sublimits of $7.0 million available for standby letters of credit and $5.0 million available for same day borrowings under a swingline facility. No principal payments are required under RCB until March 31, 2004, at which time the commitment is terminated and all then outstanding balances are due and payable. As of June 30, 1997, approximately $22.0 million was available under RCB. RCB is secured by a first priority lien on the common stock and substantially all of the assets of GSI.

        c. A $15.0 million Senior Secured Term Loan ("Term A Loan") with a final maturity of March 31, 2004. Term A Loan requires quarterly installments beginning June 30, 2002, with total annual payments of $3.75 million, $7.5 million and $3.75 million in fiscal years ending June 30, 2002, 2003 and 2004, respectively. Proceeds from Term A Loan were used to refinance debt assumed in the August 1995 New England Newspapers acquisition. Term A Loan is secured by a first priority lien on substantially all of the assets of New England Newspapers, Inc.

        d. A $76.0 million Senior Secured Term Loan ("Term B Loan") with a final maturity of March 31, 2004. Term B Loan requires quarterly principal payments commencing on September 30, 1997, with annual reductions of $4.0 million in fiscal year 1998, $7.5 million in fiscal years 1999 and 2000, $12.0 million in fiscal years 2001 and 2002, $14.0 million in 2003 and $19.0 million in 2004. Proceeds from Term B Loan were used to prepay Garden State's 10.89% Senior Secured Notes on October 31, 1996, as further described below. Term B Loan is secured by a first priority lien on the common stock and substantially all of the assets of GSI.

    All borrowings under the Bank Credit Agreement, except loans under the swingline facility, bear interest at rates based upon, at Garden State's option, Eurodollar or prime, plus a spread based on Garden State's leverage. Borrowings under the swingline facility bear interest at prime plus a spread based on Garden State's leverage. Interest on prime borrowings under the Bank Credit Agreement is payable quarterly. Interest on Eurodollar borrowings is due at the end of the applicable interest rate period or quarterly if the interest rate period exceeds three months. In addition, Garden State pays an annual commitment fee of 0.50% on the unused commitment under RCA and RCB. If the ratio of total debt to operating cash flow is less than 4.00 to 1.00, the commitment fee is reduced to 0.375%.

    Garden State has requested an amendment of its Bank Credit Agreement which would, among other things, change Term B Loan into a revolving credit facility ("RCC"), reduce the Company's borrowing spreads (in most cases by .375%), and change the amortization of the RCA commitment. This amendment is being requested in conjunction with a proposed bond offering and would be effective upon successful completion of the bond offering (see Note 13 for discussion).

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.

NOTE 4: LONG-TERM DEBT (CONTINUED)
     II. In May, 1994, Garden State issued 10.89% Senior Secured Notes. As previously discussed, these Notes were prepaid in full on October 31, 1996.

    III. NJN Investments, Inc. ("NJNI") entered into a bank credit facility in May 1994. The bank credit facility is secured by the stock of NJNI and its subsidiaries and is non-recourse to the Company. The bank credit agreement, as subsequently amended, provides for maximum borrowings of $23.5 million, as of June 30, 1997. Borrowings bear interest at rates based upon, at NJNI's option, LIBOR or prime plus a spread based on NJNI's leverage.

    Commitments under the bank credit facility are permanently reduced each quarter, based on the following annual amounts. Mandatory principal payments are required to the extent the principal balance is in excess of the commitment.

FISCAL YEAR                                                              COMMITMENT REDUCTION
-----------------------------------------------------------------------  ---------------------
1998...................................................................      $   6,000,000
1999...................................................................         17,500,000

    The NJNI bank credit facility contains certain restrictive covenants which restrict the incurrence of additional debt and capital expenditures. In addition, the agreement requires NJNI to meet certain financial ratios based on leverage, debt service coverage, and cash flow, each as defined in the NJNI bank credit facility. Proceeds from the bond offering (see Note 13) will be used to pay off and terminate the NJNI bank credit facility.

    IV. In connection with various acquisitions, Garden State has issued notes payable to prior owners, including non-compete agreements, and assumed certain debt obligations. The notes payable and debt obligations bear interest at rates ranging from zero to 9%. Obligations bearing interest at below market rates were discounted at rates ranging from 7.8% to 12.0%.

     V. In May 1994, Garden State issued $100.0 million of 12% Senior Subordinated Secured Notes due July 1, 2004. Interest accruing on the Senior Subordinated Secured Notes is payable semi-annually in arrears on January 1 and July 1. The indebtedness evidenced by the Senior Subordinated Secured Notes is subordinated and junior in right of payment under the Bank Credit Agreement and notes payable to prior owners. No principal payments are required until July 1, 2004, at which time the outstanding principal amount is due and payable. The Senior Subordinated Secured Notes are secured by a second lien on the stock of Garden State Investments, Inc., a subsidiary of Garden State and holding company for all of Garden State's operating subsidiaries except the newspapers acquired on October 31, 1996 and July 31, 1997.

    VI. In connection with the acquisition of the GLOUCESTER COUNTY TIMES and TODAY'S SUNBEAM, Garden State assumed notes payable to certain shareholders of ANI with a face value of $2.7 million on November 18, 1994. The notes bear interest at prime but have been discounted at 13.5%. The notes are subordinate to all Garden State's senior indebtedness, and Garden State is prohibited from paying principal or interest on the notes until all senior debt has been repaid in full.

   VII. In May 1994, the Company issued 173,576 units of 13.25% Senior Discount Debentures Units (the "Debenture Units" or "Debentures"), consisting of $1,000 principal amount of Senior Discount Debentures and one share of the Company's Class B common stock. The Debenture Units were issued at a 48.1% discount, resulting in proceeds to the Company of $90.1 million, excluding the related debt issuance

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.

NOTE 4: LONG-TERM DEBT (CONTINUED)
cost. The Debenture Units were separable 60 days after their issuance and, accordingly, the Class B common stock was separately valued. The Company allocated $3.6 million of the Debenture Unit proceeds to the Class B common stock, which has been included in additional paid-in capital in the accompanying Consolidated Balance Sheet. The Debentures mature on July 1, 2006 and, beginning July 1, 1999, will begin paying interest currently at a rate of 13.25%, payable semi-annually in arrears on January 1 and July 1. The original discount of $87.1 million is being amortized to recognize a yield to maturity of 13.6% per annum. The carrying value represents the principal at maturity of $173.6 million less the unamortized discount of $42.0 million at June 30, 1997.

    Collectively, the Garden State Bank Credit Agreement and Senior Secured Notes contain certain restrictive covenants which relate to the incurrence of additional debt, capital expenditures and distributions. Additionally, the agreements require the maintenance of certain financial ratios based on leverage, debt service coverage, interest coverage and cash flow. Borrowings under the Garden State bank credit facility and the Senior Secured Notes are secured by substantially all of Garden State's tangible and intangible assets and the stock of Garden State and its subsidiaries. The Debentures restrict ANI's ability to sell certain assets, incur debt and pay dividends.

    Maturities of the Company's long-term debt for the five fiscal years ending June 30, 2002, are as follows (in thousands):

1998..............................................................  $   6,247
1999..............................................................     32,670
2000..............................................................     38,013
2001..............................................................     42,347
2002..............................................................     45,392
Thereafter........................................................    310,255
                                                                    ---------
                                                                    $ 474,924
                                                                    ---------
                                                                    ---------

    Interest paid during the fiscal years ended June 30, 1997, 1996 and 1995 was approximately $30.8 million, $27.2 million and $19.4 million, respectively.

    Letters of credit have been issued in favor of an insurance company providing workers compensation insurance coverage to the Company totalling approximately $2.1 million as of June 30, 1997. In addition, Garden State issued approximately $3.1 million of additional letters of credit in support of its obligations under non-compete agreements entered into in connection with the August 31, 1995, acquisitions described in Note 3.

    The fair market value of the Senior Subordinated Secured Notes and the Senior Discount Debentures at June 30, 1997, was approximately $112.5 million and $156.2 million, respectively. The carrying value of long-term debt, which has interest rates tied to prime or LIBOR, approximates the fair value of such financial instruments. Management cannot practicably estimate the fair value of the remaining long-term debt because of the lack of quoted market prices for these types of securities and its inability to estimate its fair value without incurring the excessive costs of obtaining an appraisal. The carrying amount represents its original issue price net of remaining original issue discounts, if applicable.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.

NOTE 4: LONG-TERM DEBT (CONTINUED)
INTEREST RATE SWAPS

    Effective April 1, 1997, Garden State entered into a two-year interest rate swap agreement with a notional principal amount of $50.0 million and a fixed annual interest rate of 6.455%, plus the applicable spread. The Company uses interest rate swaps to manage its floating rate debt to minimize, in part, the Company's exposure to the uncertainty of floating interest rates and because of requirements under the Bank Credit Agreement. The Company accounts for the differences paid or received under this agreement as an adjustment to interest expense. As of June 30, 1997, the interest rate swap had a market loss of $0.3 million. Garden State is exposed to credit loss related to the interest rate swap to the extent such interest rate swap has a market gain and the counterparty to the agreement fails to perform under the agreement. The Company does not anticipate that the counterparty will fail to meet its obligation because of its high credit rating.

NOTE 5: LEASES

    A subsidiary of the Company leases an operating facility under a capital lease. Assets under capital leases and related accumulated amortization are included in property, plant and equipment in the accompanying Consolidated Balance Sheets as follows:

                                                                                   JUNE 30,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------

                                                                                (IN THOUSANDS)
Building...................................................................  $   6,934  $   6,934
Accumulated amortization...................................................      1,811      1,579
                                                                             ---------  ---------
  Assets under capital leases, net.........................................  $   5,123  $   5,355
                                                                             ---------  ---------
                                                                             ---------  ---------

    The Company's subsidiaries also lease certain facilities and equipment under operating leases, some of which contain renewal and escalation clauses. Rent expense was approximately $2.0 million, $2.1 million and $1.9 million for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. Contingent rentals are not significant. Future minimum payments on capital and operating leases are as follows:

                                                                           CAPITAL    OPERATING
FISCAL YEARS ENDING JUNE 30,                                               LEASES      LEASES
------------------------------------------------------------------------  ---------  -----------
                                                                              (IN THOUSANDS)
1998....................................................................  $     821   $   2,323
1999....................................................................        821       2,171
2000....................................................................        867       1,924
2001....................................................................        931       1,628
2002....................................................................        931       1,501
Thereafter..............................................................     15,904       2,955
                                                                          ---------  -----------
    Total minimum lease payments........................................     20,275   $  12,502
                                                                                     -----------
                                                                                     -----------
Less amount representing interest.......................................     12,798
                                                                          ---------
    Present value of net future lease payments..........................  $   7,477
                                                                          ---------
                                                                          ---------

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.

NOTE 6: CAPITAL STOCK

    ANI has authorized six and issued five classes of common stock (collectively, the "Common Stock"), each with $.01 par value, as follows:

TITLE OF CLASS                                                AUTHORIZED SHARES  ISSUED SHARES
------------------------------------------------------------  -----------------  -------------
Class A Common Stock........................................       2,314,346          --
Class B Common Stock........................................         173,576          173,576
Class D Common Stock........................................         664,450          664,450
Class G Common Stock........................................         500,000          371,960
Glass GSI Common Stock......................................       1,500,000        1,104,130
Class N Common Stock........................................             230              230

    The holders of the common stock will have the right to vote, as a class, for the election of directors and for all other purposes, and all other rights with respect to each class of common stock will be identical, except rights with respect to dividends. Dividends may be declared and paid on (i) the Class B common stock only to the extent of the assets of the Corporation legally available; therefore, in an aggregate amount equal to (7.5%) of the sum of: (a) the amount of the dividends then being declared upon the Class B common stock and (b) the aggregate amounts simultaneously declared and paid as dividends on the Class D, G, GSI and N common stock; and (ii) the Class D common stock only to the extent of the earned surplus of ANI attributable to the Available Separate Consolidated Net Income (as defined in ANI's Amended and Restated Certificate of Incorporation) of Denver Newspapers; (iii) the Class G common stock to the extent of the earned surplus of ANI attributable to the Available Separate Consolidated Net Income of Garden State; (iv) the Class GSI common stock to the extent of the earned surplus of ANI attributable to the Available Separate Consolidated Net Income of Garden State Investments, Inc.; and (v) the Class N common stock to the extent of the earned surplus of ANI attributable to the Available Separate Consolidated Net Income of North Jersey Newspapers Investments, Inc.

    The Board of Directors may, in its discretion, declare dividends on only one class of common stock to the exclusion of the other classes except Class B. Under certain circumstances, on the fifth anniversary but not later than the tenth anniversary of the May 20, 1994 restructuring, the Class D, G, GSI and N common stock will be automatically converted to Class A common stock, based on the then appraised values.

NOTE 7: RETIREMENT PLANS

    Garden State and a majority of its newspaper properties participate in retirement/savings plans and, in addition, contribute to several multi-employer plans on behalf of certain union-represented employee groups. Substantially all of Garden State's full-time employees are covered by these plans. Total expense for these plans for the fiscal years ended June 30, 1997, 1996 and 1995, was approximately $2.1 million, $1.4 million, and $1.6 million, respectively.

    In general, Garden State contributes one or two percent of an employee's salary to the plan for each employee who works at least 1,000 hours annually and is not covered by a collective bargaining agreement. Garden State, at its discretion, may contribute an additional one or two percent for each participant in the plan who makes a voluntary contribution of at least two percent of his or her salary. Garden State's contribution may be suspended annually at management's discretion.

    A non-contributory defined benefit pension plan was assumed in connection with the August 31, 1995, acquisition. On September 23, 1995, Garden State elected to freeze the plan. Accordingly, all current

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.

NOTE 7: RETIREMENT PLANS (CONTINUED)
service cost under the plan was terminated as of September 23, 1995. As of June 30, 1997 and 1996, the net present value of accumulated benefit obligations exceeded the fair market value of plan assets by approximately $2.0 and $3.9 million, respectively.

NOTE 8: INCOME TAXES

    The income tax provision (benefit) for each of the three years ended June 30, 1997, 1996 and 1995, consists of the following:

                                                                    1997       1996       1995
                                                                  ---------  ---------  ---------
                                                                          (IN THOUSANDS)
Current:
  State.........................................................  $   3,429  $     441  $     285
  Federal.......................................................        863         75        144
Deferred:
  State.........................................................       (213)      (539)       347
  Federal.......................................................     (3,013)    (1,834)      (775)
                                                                  ---------  ---------  ---------
Net (benefit) provision.........................................  $   1,066  $  (1,857) $       1
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    A reconciliation between the actual income tax expense for financial statement purposes and income taxes computed by applying the statutory Federal income tax rate to financial statement earnings before income taxes for the three years ended June 30, 1997, 1996 and 1995 is as follows:

                                                                           1997         1996         1995
                                                                           -----        -----        -----
Statutory Federal income tax rate.....................................          35%         (35%)        (35%)
  Effect of:
    Operating losses..................................................         (21)          29           39
    State income tax net of federal benefit...........................          10            3            9
    Book/tax basis difference associated with acquisitions and
      non-deductible acquisition costs................................           3          (12)         (20)
    Sale of assets....................................................         (25)      --           --
    Extraordinary loss................................................           4       --           --
    Other, net........................................................      --           --                7
                                                                                --           --           --
Financial statement effective tax rate................................           6%         (15%)          0%
                                                                                --           --           --
                                                                                --           --           --

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.

NOTE 8: INCOME TAXES (CONTINUED)
    Components of the long-term deferred tax liabilities as of June 30, 1997 and 1996 are as follows:

                                                                           1997        1996
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Deferred tax assets:
  Net operating losses and other credits..............................  $   14,566  $   23,593
  Other...............................................................       8,604       7,421
                                                                        ----------  ----------
                                                                            23,170      31,014
  Valuation allowance.................................................     (14,904)    (20,363)
                                                                        ----------  ----------
  Deferred tax assets.................................................       8,266      10,651

Deferred tax liabilities:
  Fixed assets........................................................       8,679       8,129
  Intangibles.........................................................       8,391      12,990
  Other...............................................................       4,232       1,807
                                                                        ----------  ----------
  Deferred tax liabilities............................................      21,302      22,926
                                                                        ----------  ----------
Net deferred tax liabilities..........................................  $   13,036  $   12,275
                                                                        ----------  ----------
                                                                        ----------  ----------

    In fiscal years 1997 and 1996, the Company generated federal taxable income which was offset by operating loss carryforwards. However, since not all the federal taxable income could be offset with operating loss carryforwards, the Company did incur alternative minimum tax which can be carried forward as a credit to future taxes payable. The Company's current year utilization of operating loss carryforwards also reduced the Company's valuation allowance by $5.5 million, which was recorded as a benefit in current year income tax expense.

    At June 30, 1997, the Company has approximately $37.0 million of net operating loss carryforwards for tax reporting purposes available to offset its future taxable income which expire in 2005 through 2011 and $1.3 million of alternative minimum tax credit carryforwards.

    The Company made state and federal tax payments of approximately $3.0 million, $0.6 million, and $0.8 million during fiscal years 1997, 1996 and 1995, respectively.

NOTE 9: RELATED PARTY TRANSACTIONS

    MediaNews Group, Inc., an affiliate of certain of the Company's shareholders, provides management services to the Company and its subsidiaries. Related management fees are shown on the accompanying Consolidated Statements of Operations.

NOTE 10: COMMITMENTS AND CONTINGENCIES

    The Company's subsidiaries are involved in a number of legal proceedings which have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

    Under the terms of a newsprint contract, Garden State, through MNG, has agreed to purchase 1,000 tons per month of newsprint at a fixed price for the period September 1, 1997 through August 31, 2000.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.

NOTE 10: COMMITMENTS AND CONTINGENCIES (CONTINUED)
Management does not expect that it will purchase less than the required amount; however, if it should default on the purchase obligation, MNG and/or Garden State would be responsible for damages, if any, incurred by the seller.

    The Company has guaranteed up to $5.0 million of the Denver Post Corporation's bank credit facility through the period ended December 1, 1997. Based on the current financial position of the Denver Post Corporation, the Company does not believe its exposure to loss is likely.

NOTE 11: INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

BASIS OF ACCOUNTING

    Prior to September 28, 1994, when Media General, Inc. ("Media General") exercised its warrant to acquire a 40 percent interest in Denver Newspapers, Inc. ("Denver Newspapers"), the Company owned all of Denver Newspapers' common stock. As was the case prior to the exercise of the warrant, the Company accounts for its investment in Denver Newspapers using the equity method because the Denver Newspapers shareholder agreement provides Media General with a 50 percent representation on the board of directors.

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

    The Company's investment in Denver Newspapers at June 30, 1997, was less than the book value of the underlying 60 percent of common equity in Denver Newspapers as a result of the gain of approximately $1.0 million on the sale of the 40 percent interest in Denver Newspapers not being sufficient to fully offset the Denver Newspapers' losses previously recorded at 100 percent prior to Media General's exercise of its warrant. Media General also owns 100 percent of Denver Newspapers' preferred stock, which accretes dividends at the rate of $2.7 million per year.

SUMMARIZED FINANCIAL INFORMATION OF DENVER NEWSPAPERS, INC.

    The following is summarized balance sheet information for Denver Newspapers as of June 30, 1997 and 1996, and summarized statements of operations for the fiscal years ended June 30, 1997, 1996 and 1995 (in thousands):

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.

NOTE 11: INVESTMENT IN UNCONSOLIDATED SUBSIDIARY (CONTINUED)
    SUMMARIZED BALANCE SHEETS

                                                                               JUNE 30,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
                                            ASSETS
Current assets........................................................  $   43,807  $   38,604
Noncurrent assets.....................................................     116,292     101,305
                                                                        ----------  ----------
  Total assets........................................................  $  160,099  $  139,909
                                                                        ----------  ----------
                                                                        ----------  ----------

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities...................................................  $   40,243  $   33,270
Noncurrent liabilities................................................      39,206      41,466
Mandatorily redeemable preferred stock................................      53,175      53,175
Shareholders' equity..................................................      27,475      11,998
                                                                        ----------  ----------
  Total liabilities and shareholders' equity..........................  $  160,099  $  139,909
                                                                        ----------  ----------
                                                                        ----------  ----------

    SUMMARIZED STATEMENTS OF OPERATIONS

                                                               FISCAL YEAR ENDED JUNE 30,
                                                           ----------------------------------
                                                              1997        1996        1995
                                                           ----------  ----------  ----------
Total revenues...........................................  $  204,453  $  183,037  $  162,086
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Cost of sales............................................  $  102,042  $  106,368  $   83,026
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Net income before cumulative effect of accounting change
  and extraordinary credit...............................  $   18,177  $    6,936  $   10,900
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Cumulative effect of accounting change...................  $   --      $   --      $   (2,856)
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Net income applicable to common stock....................  $   15,477  $    4,236  $    5,344
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

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

NOTE 12: COMBINED SUMMARIZED FINANCIAL INFORMATION OF AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND DENVER NEWSPAPERS, INC.

    The combined summarized financial statements include the accounts of ANI and Denver Newspapers. The companies have common ownership, management, and each have the same fiscal year-end. All

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.

NOTE 12: COMBINED SUMMARIZED FINANCIAL INFORMATION OF AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND DENVER NEWSPAPERS, INC. (CONTINUED)
significant intercompany balances and transactions have been eliminated. The summarized combined financial information has been presented to supplement the presentation contained in the consolidated financial statements of the Company. The Company has a significant economic interest in Denver Newspapers and may be dependent, in part, upon dividends from Denver Newspapers to service its debt in the future.

    The following is the combined summarized balance sheet information for ANI and Denver Newspapers as of June 30, 1997 and 1996 (in thousands):

    SUMMARIZED COMBINED BALANCE SHEETS

                                                                              JUNE 30,
                                                                      ------------------------
                                                                         1997         1996
                                                                      -----------  -----------
                                            ASSETS
Current assets......................................................  $    98,401  $    77,457
Noncurrent assets...................................................      476,146      303,291
                                                                      -----------  -----------
  Total assets......................................................  $   574,547  $   380,748
                                                                      -----------  -----------
                                                                      -----------  -----------

                            LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities.................................................  $    88,544  $    75,939
Noncurrent liabilities..............................................      533,488      375,979
Minority interest...................................................       13,363        7,172
Mandatorily redeemable preferred stock..............................       53,175       53,175
Shareholders' deficit...............................................     (114,023)    (131,517)
                                                                      -----------  -----------
  Total liabilities and combined shareholders' deficit..............  $   574,547  $   380,748
                                                                      -----------  -----------
                                                                      -----------  -----------

    The following is the combined summarized statements of operations for ANI and Denver Newspapers for the fiscal years ended June 30, 1997, 1996 and 1995 (in thousands):

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.

NOTE 12: COMBINED SUMMARIZED FINANCIAL INFORMATION OF AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND DENVER NEWSPAPERS, INC. (CONTINUED)
    SUMMARIZED COMBINED STATEMENTS OF OPERATIONS

                                                               FISCAL YEAR ENDED JUNE 30,
                                                           ----------------------------------
                                                              1997        1996        1995
                                                           ----------  ----------  ----------
Revenues.................................................  $  507,355  $  428,467  $  375,131
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Cost of sales............................................  $  208,518  $  204,837  $  162,124
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Gain on sale of newspaper property.......................  $   30,575  $    8,291  $    4,153
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Gain on sale of stock by Denver Newspapers...............  $   --      $   --      $      996
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Minority interest in (income) applicable to common
  stock..................................................  $   (6,191) $   (1,695) $   (2,458)
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Income (Loss) before cumulative effect of accounting
  change and extraordinary loss..........................  $   26,266  $  (10,932) $   (2,738)
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Extraordinary loss.......................................  $    8,772  $   --      $   --
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Cumulative effect of accounting change...................  $   --      $   --      $   (2,856)
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Net income (loss) applicable to common stock.............  $   17,494  $  (10,932) $   (8,293)
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

NOTE 13: SUBSEQUENT EVENT

ACQUISITION

    On July 31, 1997, Garden State acquired substantially all the assets used in publication of THE SUN, an evening newspaper distributed primarily in Lowell, Massachusetts. The assets were purchased for $49.0 million in cash plus a covenant not to compete with the prior owners with a discounted value of approximately $11.8 million. The newspaper has daily and Sunday circulation of approximately 52,000 and 56,000, respectively.

    The acquisition will be accounted for as a purchase; accordingly, the consolidated financial statements will include the operations of the acquired newspaper from August 1, 1997.

PROPOSED BOND OFFERING

    In September 1997, Garden State anticipates issuing $200.0 million of Senior Subordinated Notes due in 2009. The issuance of the Senior Subordinated Notes will provide the Company with additional liquidity and flexibility, as well as providing fixed rate long-term debt, at rates which Garden State currently believes are attractive. If completed, Garden State will use the net proceeds to reduce existing bank debt at Garden State and pay off and terminate the NJNI bank credit facility.

    The following unaudited table sets forth, after giving effect to borrowings associated with the July 31, 1997, acquisition of THE SUN, the Offering and the paydown of debt associated with the Offering, the

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.

NOTE 13: SUBSEQUENT EVENT (CONTINUED)
approximate expected scheduled maturities of long-term debt of the Company for the periods indicated. (In thousands)

FISCAL
----------------------------------------------------------------------------------
1998..............................................................................  $    2,247
1999..............................................................................       4,410
2000..............................................................................       4,604
2001..............................................................................       6,670
2002..............................................................................      38,979
Thereafter........................................................................     483,021
                                                                                    ----------
                                                                                    $  539,931
                                                                                    ----------
                                                                                    ----------

    The following unaudited table sets forth the annual commitment reductions for RCA, RCB and RCC, as well as annual payments under Term A Loan, giving effect to the amended Garden State Bank Credit Agreement. (In thousands)

                                                                                      TERM A
                                                      RCA         RCB        RCC       LOAN
                                                   ----------  ---------  ---------  ---------
                                                   $   10,000  $  --      $   4,000  $  --
1998.............................................      31,000     --          7,500     --
1999.............................................      31,000     --          7,500     --
2000.............................................      31,000     --         12,000     --
2001.............................................      31,000     --         12,000      3,750
2002.............................................      33,000     27,000     33,000     11,250
                                                   ----------  ---------  ---------  ---------
Thereafter.......................................  $  167,000  $  27,000  $  76,000  $  15,000
                                                   ----------  ---------  ---------  ---------
                                                   ----------  ---------  ---------  ---------

    Giving effect to the Offering and the related paydown of debt, the Company will have $101.0 million available under RCA for future acquisitions, $76.0 million under RCC for future acquisitions and general corporate purposes and $22.0 million available under RCB, net of approximately $5.0 million in letters of credit outstanding.

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEETS

                                                                                               JUNE 30,
                                                                                        -----------------------
                                                                                           1997         1996
                                                                                        -----------  ----------

                                                                                        (DOLLARS IN THOUSANDS,
                                                                                          EXCEPT SHARE DATA)
ASSETS
Cash..................................................................................  $   --       $      200
Other Assets..........................................................................            1           1
                                                                                        -----------  ----------
  Total Assets........................................................................  $         1  $      201
                                                                                        -----------  ----------
                                                                                        -----------  ----------

LIABILITIES
Due to (from) affiliate...............................................................  $       (15) $      120
Long-term debt........................................................................      131,579     115,113
Long-term deferred taxes..............................................................          520         520
Investment in subsidiaries............................................................      (18,059)     15,965
                                                                                        -----------  ----------
  Total Liabilities...................................................................      114,025     131,718

SHAREHOLDERS' DEFICIT:
Common stock, $.01 par value; 5,152,602 and 4,628,692 shares authorized at June 30,
  1997 and 1996, respectively; 2,314,346 shares issued and outstanding................           23          23
Additional paid-in capital............................................................        3,611       3,611
Deficit...............................................................................     (117,658)   (135,151)
                                                                                        -----------  ----------
  Total shareholders' deficit.........................................................     (114,024)   (131,517)
                                                                                        -----------  ----------
Total Liabilities and Shareholders' Deficit...........................................  $         1  $      201
                                                                                        -----------  ----------
                                                                                        -----------  ----------

                 See notes to consolidated financial statements

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)
                            STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED JUNE 30,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------

                                                                                          (IN THOUSANDS)
Income in subsidiaries........................................................  $   42,797  $    3,802  $    6,796
Interest expense..............................................................     (16,466)    (14,518)    (12,805)
Other.........................................................................         (65)        (60)        (60)
Gain on sale of common stock by unconsolidated subsidiary.....................      --          --             996
                                                                                ----------  ----------  ----------

Income (loss) before income taxes, cumulative effect of accounting change of
  unconsolidated subsidiary and extraordinary loss............................      26,266     (10,776)     (5,073)
Income tax expense............................................................      --            (156)       (364)
                                                                                ----------  ----------  ----------

Income (loss) before cumulative effect of accounting change of unconsolidated
  subsidiary and extraordinary loss...........................................      26,266     (10,932)     (5,437)

Cumulative effect of accounting change of unconsolidated subsidiary...........      --          --          (2,856)
Extraordinary loss from subsidiary............................................       8,772      --          --
                                                                                ----------  ----------  ----------
Net income (loss).............................................................  $   17,494  $  (10,932) $   (8,293)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                 See notes to consolidated financial statements

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             (PARENT COMPANY ONLY)
                            STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED JUNE 30,
                                                                                 ---------------------------------
                                                                                    1997        1996       1995
                                                                                 ----------  ----------  ---------

                                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Income (loss)................................................................  $   17,494  $  (10,932) $  (8,293)
  Income from subsidiaries.....................................................     (34,025)     (3,802)    (4,936)
  Amortization of debt discount................................................      16,466      14,518     12,805
  Deferred tax expense.........................................................      --             156        364
  Change in affiliated account balance.........................................        (135)         60         60
                                                                                 ----------  ----------  ---------
    NET CASH FLOWS FROM OPERATING ACTIVITIES...................................        (200)     --         --
CASH AT BEGINNING OF YEAR......................................................         200         200        200
                                                                                 ----------  ----------  ---------
CASH AT END OF YEAR............................................................  $   --      $      200  $     200
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

                 See notes to consolidated financial statements

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                FISCAL YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                 BALANCE AT      ADDITIONS                                BALANCE AT
                                                BEGINNING OF    CHARGED TO        NET      ACQUISITIONS     END OF
                                                   PERIOD      EXPENSE, NET   DEDUCTIONS   (DISPOSITIONS)   PERIOD
                                                -------------  -------------  -----------  -------------  -----------
YEAR ENDED JUNE 30, 1997
  Reserves and allowances deducted from asset
    accounts:
  Allowance for uncollectible accounts........    $   2,426      $   3,567     $   3,595     $   1,854     $   4,252

YEAR ENDED JUNE 30, 1996
  Reserves and allowances deducted from asset
    accounts:
  Allowance for uncollectible accounts........    $   1,931      $   2,510     $   2,474     $     459     $   2,426

YEAR ENDED JUNE 30, 1995
  Reserves and allowances deducted from asset
    accounts:
  Allowance for uncollectible accounts........    $   2,321      $   2,876     $   3,343     $      77     $   1,931

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Denver Newspapers, Inc.

    We have audited the accompanying consolidated balance sheets of Denver Newspapers, Inc. and subsidiaries (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Denver Newspapers, Inc. and subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 7 to the consolidated financial statements, effective July 1, 1994, the Company changed its method of accounting for post-retirement benefits.

                                          ERNST & YOUNG LLP

Denver, Colorado
August 29, 1997

                 (This page has been left blank intentionally.)

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------

                                                                                                (IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents...............................................................  $    3,974  $    8,947
  Trade accounts receivable, less allowance for doubtful accounts (1997--$2,917;
    1996--$2,055).........................................................................      25,742      21,586
  Inventories of newsprint and supplies...................................................      10,158       4,380
  Prepaid expenses and other assets.......................................................       1,501       1,431
  Deferred income taxes...................................................................       2,432       2,260
                                                                                            ----------  ----------
    TOTAL CURRENT ASSETS..................................................................      43,807      38,604

PROPERTY, PLANT AND EQUIPMENT
  Land....................................................................................       6,925       6,935
  Buildings and improvements..............................................................      21,924      21,920
  Machinery and equipment.................................................................      84,846      80,745
  Construction-in-progress................................................................      16,164         135
                                                                                            ----------  ----------
                                                                                               129,859     109,735
Accumulated depreciation and amortization.................................................     (47,354)    (42,308)
                                                                                            ----------  ----------
  NET PROPERTY, PLANT AND EQUIPMENT.......................................................      82,505      67,427

OTHER ASSETS
  Subscriber accounts less accumulated amortization of $114 and $19 at June 30, 1997 and
    1996, respectively....................................................................       1,383       1,737
  Excess of cost over fair value of net assets acquired, less accumulated amortization of
    $301 and $48 at June 30, 1997 and 1996, respectively..................................      10,368      11,582
  Net pension asset.......................................................................      21,147      20,096
  Other...................................................................................         889      33,787
                                                                                            ----------  ----------
    TOTAL OTHER ASSETS....................................................................         463      33,878
                                                                                            ----------  ----------
TOTAL ASSETS..............................................................................  $  160,099  $  139,909
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------

                                                                                                (IN THOUSANDS)

CURRENT LIABILITIES:
  Trade accounts payable..................................................................  $   15,157  $    9,728
  Accrued employee compensation...........................................................       4,603       4,166
  Other accrued liabilities...............................................................       6,882       6,579
  Due to affiliates.......................................................................          38         122
  Income taxes payable....................................................................       3,738       1,769
  Unearned income.........................................................................       8,960       8,401
  Current portion of other liabilities and capital leases.................................         865       2,505
                                                                                            ----------  ----------
    TOTAL CURRENT LIABILITIES.............................................................      40,243      33,270

OBLIGATIONS UNDER CAPITAL LEASES..........................................................       2,238       2,993

LONG-TERM DEBT............................................................................       9,500      14,000

OTHER LIABILITIES.........................................................................       7,778       6,495

DEFERRED INCOME TAXES.....................................................................      19,690      17,978

MANDATORILY REDEEMABLE 9% CUMULATIVE PREFERRED STOCK, PAR VALUE $25,000 PER SHARE; 1,200
  SHARES AUTHORIZED, ISSUED AND OUTSTANDING...............................................      53,175      53,175

SHAREHOLDERS' EQUITY:
Common stock, par value $1 per share; Class A, authorized 120 shares; 40 shares issued and
  outstanding; Class B, authorized 120 shares; 60 shares issued and outstanding...........      --          --
Additional paid-in capital................................................................       7,762       7,762
Retained earnings.........................................................................      19,713       4,236
                                                                                            ----------  ----------
    TOTAL SHAREHOLDERS' EQUITY............................................................      27,475      11,998
                                                                                            ----------  ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................................................  $  160,099  $  139,909
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   FISCAL YEAR ENDED JUNE 30,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
                                                                                         (IN THOUSANDS)
REVENUES.....................................................................  $  204,453  $  183,037  $  162,086
COSTS AND EXPENSES:
  Cost of sales..............................................................     102,042     106,368      83,026
  Selling, general and administrative........................................      65,495      57,190      55,338
  Management fees............................................................         740         641         575
  Depreciation and amortization..............................................       5,860       6,577       5,743
  Interest expense...........................................................         741         805         636
  Other income, net..........................................................        (122)       (147)       (271)
                                                                               ----------  ----------  ----------
TOTAL COSTS AND EXPENSES.....................................................     174,756     171,434     145,047
                                                                               ----------  ----------  ----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE........      29,697      11,603      17,039
INCOME TAX EXPENSE...........................................................     (11,520)     (4,667)     (6,139)
                                                                               ----------  ----------  ----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE.........................      18,177       6,936      10,900
CUMULATIVE EFFECTIVE OF ACCOUNTING CHANGE, NET OF TAXES OF $1,538............      --          --          (2,856)
                                                                               ----------  ----------  ----------
NET INCOME...................................................................      18,177       6,936       8,044
ACCRETION OF DIVIDENDS ON PREFERRED STOCK....................................      (2,700)     (2,700)     (2,700)
                                                                               ----------  ----------  ----------
NET INCOME APPLICABLE TO COMMON STOCK........................................  $   15,477  $    4,236  $    5,344
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                         ADDITIONAL       TOTAL
                                                                              RETAINED     PAID-IN    SHAREHOLDERS'
                                                                              EARNINGS     CAPITAL       EQUITY
                                                                              ---------  -----------  -------------
                                                                                         (IN THOUSANDS)
BALANCE AT JUNE 30, 1994....................................................  $  (7,306)  $   9,704    $     2,398
  Net income................................................................      8,044      --              8,044
  Exercise of common stock warrant..........................................     --              20             20
  Accretion of dividends on preferred stock.................................       (738)     (1,962)        (2,700)
                                                                              ---------  -----------  -------------
BALANCE AT JUNE 30, 1995....................................................     --           7,762          7,762
  Net income................................................................      6,936      --              6,936
  Accretion of dividends on preferred stock.................................     (2,700)     --             (2,700)
                                                                              ---------  -----------  -------------
BALANCE AT JUNE 30, 1996....................................................      4,236       7,762         11,998
  Net income................................................................     18,177      --             18,177
  Accretion of dividends on preferred stock.................................     (2,700)     --             (2,700)
                                                                              ---------  -----------  -------------
BALANCE AT JUNE 30, 1997....................................................  $  19,713   $   7,762    $    27,475
                                                                              ---------  -----------  -------------
                                                                              ---------  -----------  -------------

          See accompanying notes to consolidated financial statements.

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FISCAL YEAR ENDED JUNE 30,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income..................................................................  $   18,177  $    6,936  $    8,044
  Adjustments to reconcile net income to net cash from operating activities:
    Cumulative effect of accounting change....................................      --          --           2,856
    Depreciation..............................................................       5,500       6,510       5,743
    Amortization..............................................................         360          67      --
    Deferred income taxes.....................................................       1,540        (256)     (2,489)
    Change in operating assets and liabilities:
      Increase in accounts receivable, net....................................      (4,302)     (4,220)     (2,086)
      (Increase) decrease in inventories......................................      (4,888)      2,100      (1,501)
      Decrease in income taxes receivable.....................................      --          --             521
      Increase in prepaid expenses and other current assets...................        (496)       (106)       (838)
      Increase in pension assets..............................................      (1,051)     (1,053)       (916)
      Increase (decrease) in accounts payable and current liabilities.........       8,699      (1,819)      6,361
      Other...................................................................         370         746       1,693
                                                                                ----------  ----------  ----------
        NET CASH FROM OPERATING ACTIVITIES....................................      23,909       8,905      17,388
INVESTING ACTIVITIES:
  Purchase of newspaper properties............................................      --         (15,716)     --
  Sale of newspaper property..................................................       1,987      --          --
  Purchases of property, plant and equipment, net of capital leases...........     (18,907)     (3,745)    (14,353)
  Decrease in short-term investments..........................................      --           1,327      --
                                                                                ----------  ----------  ----------
        NET CASH FROM INVESTING ACTIVITIES....................................     (16,920)    (18,134)    (14,353)
FINANCING ACTIVITIES:
  Issuance of long-term debt..................................................       9,000      17,500       9,000
  Principal payments on long-term debt........................................     (15,099)     (6,007)    (12,000)
  Principal payments on capital lease obligations.............................      (3,163)     (1,086)       (729)
  Preferred stock dividend....................................................      (2,700)     --          --
  Net proceeds from exercise of common stock warrant..........................      --          --              20
                                                                                ----------  ----------  ----------
        NET CASH FROM FINANCING ACTIVITIES....................................     (11,962)     10,407      (3,709)
                                                                                ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................      (4,973)      1,178        (674)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR................................       8,947       7,769       8,443
                                                                                ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR......................................  $    3,974  $    8,947  $    7,769
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

    Denver Newspapers, Inc. ("Denver Newspapers") and its subsidiaries are in the business of publishing daily and weekly newspapers.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Denver Newspapers and its wholly owned subsidiary, The Denver Post Corporation ("DPC"), and DPC's wholly owned subsidiary, Eastern Colorado Publishing Company ("Eastern Colorado") (collectively referred to as "the Company"). At June 30, 1997, 60 percent of the Company's common stock was held by Affiliated Newspapers Investments, Inc. and 40 percent was held by Media General, Inc. All intercompany accounts were eliminated upon consolidation.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

    Inventories, which largely consist of newsprint, are valued at the lower of cost or market. Effective July 1, 1996, the Company elected to change its method of determining the cost of inventories from last in, first out to first in, first out. The effect of the accounting change was not material.

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

IMPAIRMENT OF LONG-LIVED ASSETS

    The carrying value of long-lived assets is reviewed annually; however, if at any time the facts or circumstances at any of the Company's individual newspaper operations indicate impairment of asset values as a result of continual declines in performance or as a result of fundamental changes in a newspaper's market, a determination is made as to whether the carrying value of the newspaper's long-lived assets exceeds it estimated realizable value. For purposes of this determination, estimated realizable value is based on values placed on comparable newspaper properties, generally based on a multiple of revenue and operating profit (before depreciation and amortization).

INCOME TAXES

    The Company accounts for income taxes using the asset and liability method of accounting. Deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED) to differences between the financial statement carrying amount and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

FINANCIAL INSTRUMENTS

    The carrying value of long-term debt at June 30, 1997, approximates the fair value of such financial instruments. Management cannot practicably estimate the fair value of its mandatorily redeemable preferred stock because of the lack of quoted market prices for this type of security and its inability to estimate its fair value without incurring the excessive costs of obtaining an appraisal. The carrying amount represents its original issue price plus accumulated and unpaid dividends.

ADVERTISING COSTS

    The Company expenses all advertising cost as incurred. Advertising costs included in the Consolidated Statements of Operations for the years ended June 30, 1997, 1996 and 1995, were approximately $5.3 million, $4.0 million and $4.1 million, respectively.

USE OF ESTIMATES

    The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

2. ACQUISITIONS AND DISPOSITION

    ACQUISITIONS

    On May 1, 1996, DPC purchased from Garden State Newspapers, Inc., an affiliate of the Company, the common stock of Eastern Colorado, which publishes the daily and weekly newspapers listed below:

         NEWSPAPER LOCATION                    DAILY PUBLICATION                     WEEKLY PUBLICATION
------------------------------------  ------------------------------------  ------------------------------------
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

------------------------

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

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES

2. ACQUISITIONS AND DISPOSITION (CONTINUED)
    The acquisition was accounted for as a purchase; accordingly, the operations of Eastern Colorado have been included since the date of acquisition. The assets acquired and liabilities assumed have been recorded at their estimated fair value at the date of acquisition. These fair values were based on management's best estimate. The excess of cost over fair value of net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 and 15 years, respectively.

    DISPOSITION

    On July 31, 1996, Eastern Colorado sold substantially all the assets used in the publication of the SIDNEY TELEGRAPH and the HIGH PLAINS SHOPPING GUIDE for approximately $2.0 million in cash. The sale price approximated the value allocated to the assets as of April 30, 1996, in the acquistions discussed above.

3. LONG-TERM DEBT

    On June 30, 1996, the Company restructured its existing revolving bank credit facility (the "Agreement") to increase the credit commitment to $27.0 million, which includes a $25.0 million revolving loan commitment and a $2.0 million letter of credit commitment. At June 30, 1997, approximately $1.6 million of the letter of credit commitment was used in support of workers' compensation insurance. The principal borrowings under the Agreement bear interest at a variable rate based on either the bank's prime rate of interest or a LIBOR rate. The Company also pays an annual fee of one-fourth of one percent on the unused commitment, payable quarterly. On June 30, 2000, all letters of credit drawings (if any) and any outstanding balance under the revolving loan commitment are due and payable.

    Interest paid during the fiscal year ended June 30, 1997, 1996 and 1995 was approximately $0.7 million, $0.8 million and $0.6 million, respectively. In fiscal year 1997, the Company capitalized $0.3 million of interest.

    The Agreement contains restrictions and limitations with respect to additional debt, capital expenditures and lease arrangements. In addition, the Agreement requires the maintenance of certain financial ratios, operating statistics and cash flow levels. All of DPC's and its subsidiaries' assets and common stock are pledged as collateral under the Agreement.

4. LEASES

    The Company leases certain equipment, vehicles and office space under various operating and capital leases. Several of these leases contain renewal and purchase options and escalation clauses. Accumulated amortization on capital leases is included in accumulated depreciation in the accompanying consolidated balance sheets.

    Property, plant and equipment includes the following amounts for assets under capital leases:

                                                                                 JUNE 30,
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------

                                                                              (IN THOUSANDS)
Machinery and equipment..................................................  $   7,391  $   6,314
Accumulated amortization.................................................     (2,896)    (2,957)
                                                                           ---------  ---------
Machinery and equipment under capital leases, net........................  $   4,495  $   3,357
                                                                           ---------  ---------
                                                                           ---------  ---------

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES

4. LEASES (CONTINUED)
    Future minimum lease payments, by year and in the aggregate, for noncancellable operating and capital leases with initial or remaining terms of one year or more, consisted of the following at June 30, 1997:

                                                                            CAPITAL    OPERATING
                                                                            LEASES      LEASES
                                                                           ---------  -----------
                                                                               (IN THOUSANDS)
1998.....................................................................  $     973   $   2,237
1999.....................................................................      1,166       2,051
2000.....................................................................        603       2,394
2001.....................................................................        370       2,186
2002.....................................................................        316       1,953
Thereafter...............................................................        279       3,599
                                                                           ---------  -----------
Total minimum obligations................................................      3,707   $  14,420
                                                                                      -----------
                                                                                      -----------
Less amount representing interest........................................        690
                                                                           ---------
Present value of net minimum obligations.................................      3,017
Less current portion.....................................................        779
                                                                           ---------
Long-term obligations under capital lease................................  $   2,238
                                                                           ---------
                                                                           ---------

    Rental expense was approximately $2.9 million, $2.6 million and $2.5 million for the years ended June 30, 1997, 1996, and 1995, respectively.

5. EMPLOYEE PENSION PLANS

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

    The components of net periodic pension income for the Company's two qualified defined benefit plans for the years ended June 30, 1997, 1996 and 1995 are as follows:

                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
                                                                        (IN THOUSANDS)
Service cost-benefits earned during the period................  $   1,498  $   1,282  $   1,004
Interest cost on projected benefit obligations................      2,484      2,240      2,187
Return on plan assets.........................................     (9,094)    (6,470)    (6,697)
Net amortization and deferral.................................      4,061      1,895      2,590
                                                                ---------  ---------  ---------
Net pension income............................................  $  (1,051) $  (1,053) $    (916)
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES

5. EMPLOYEE PENSION PLANS (CONTINUED)
    The following table sets forth the funding status and amounts recognized in the Company's consolidated balance sheets at June 30, 1997, 1996 and 1995 related to the Company's defined benefit plans:

                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                           (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligations, including vested benefits of $31,005, $29,542 and $28,060 for 1997, 1996 and 1995, respectively............................  $  32,279  $  29,904  $  28,403
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Plan assets at fair value comprised of common stock, bond and U.S. Government obligation funds...............................................................  $  59,817  $  52,940  $  48,393
Projected benefit obligations....................................................     36,540     32,460     30,861
                                                                                   ---------  ---------  ---------
Excess of plan assets over projected benefit obligations.........................     23,277     20,480     17,532
Unrecognized gain from past experience different from that assumed...............     (3,716)    (2,134)      (404)
Unamortized balance of prior service liability...................................      1,586      1,750      1,915
                                                                                   ---------  ---------  ---------
Net pension asset recognized in the consolidated balance sheets..................  $  21,147  $  20,096  $  19,043
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligations was 7.5% at June 30, 1997 and 1996, and 8.5% at June 30, 1995. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 6.25% and the expected long-term rate of return on plan assets was 10.0% for all periods.

    Certain union employees are covered under multi-employer defined benefit plans administered by the unions. The amounts contributed and charged to pension cost for these plans totaled approximately $1.2 million, $0.7 million and $1.2 million for the years ended June 30, 1997, 1996 and 1995, respectively.

6. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES

6. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)
    The unfunded accumulated postretirement benefits obligation as of June 30, 1997 and 1996 consisted of the following (in thousands):

                                                                             JUNE 30,     JUNE 30,
                                                                               1997         1996
                                                                            -----------  -----------
Retirees..................................................................   $   2,652    $   2,412
Fully eligible active plant participants..................................         499          272
Other active plan participants............................................       1,898        2,956
                                                                            -----------  -----------
Accumulated postretirement benefit obligation.............................       5,049        5,640
Unrecognized net loss.....................................................         (56)        (746)
                                                                            -----------  -----------
Accrued postretirement benefit obligation.................................   $   4,993    $   4,894
                                                                            -----------  -----------
                                                                            -----------  -----------

    Net periodic postretirement benefit cost for the years ended June 30, 1997, 1996 and 1995 included the following components (in thousands):

                                                                       FISCAL YEAR ENDED JUNE 30,
                                                                  -------------------------------------
                                                                     1997         1996         1995
                                                                  -----------  -----------  -----------
Service cost....................................................   $      96    $     123    $      96
Interest cost on accumulated post-retirement benefit
  obligations...................................................         352          396          370
Net amortization and deferral...................................      --               46       --
                                                                       -----        -----        -----
Net postretirement benefit expense..............................   $     448    $     565    $     466
                                                                       -----        -----        -----
                                                                       -----        -----        -----

    In determining the Accumulated Postretirement Benefit Obligation ("APBO"), the weighted average discount rate of 7.5% was assumed at July 1, 1997 and 1996. The June 30, 1997 and 1996, assumed health care cost trend rate was 7.5% declining to 5.0% in fiscal year 2001 and thereafter. A 1.0% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by approximately $900,000 and the service cost and interest cost components of the net postretirement benefit expense for fiscal year 1997 by an immaterial amount. The Company's policy is to fund the cost of providing postretirement health care and life insurance benefits when they are entitled to be received.

    The Company has also accrued $1.1 million for early retirement incentives which consist of supplemental retirement benefits for certain employees who retire between the age of sixty-two and sixty-five. These supplemental retirement benefits consist of cash payments to supplement the retiree's pension.

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES

7. INCOME TAXES

    The income tax provision (benefit) for each of the three years ended June 30, 1997, 1996 and 1995 consists of the following (in thousands):

                                                                    1997       1996       1995
                                                                  ---------  ---------  ---------
Current:
  Federal.......................................................  $   9,363  $   4,922  $   7,090
  State.........................................................        617     --         --

Deferred:
  State.........................................................        691        488     --
  Federal.......................................................        849       (743)      (951)
                                                                  ---------  ---------  ---------
                                                                  $  11,520  $   4,667  $   6,139
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    A reconciliation between the actual income tax expense for financial statement purposes and income taxes computed by applying the statutory federal income tax rate to financial statement earnings before taxes is as follows:

                                                                          FISCAL YEAR ENDED JUNE 30,
                                                                     -------------------------------------
                                                                        1997         1996         1995
                                                                        -----        -----        -----
Statutory federal income tax rate..................................          35%          35%          35%
Effect of:
  State income taxes, net of federal benefit.......................           3            3       --
  Other, net.......................................................           1            2            1
                                                                             --           --           --
                                                                             39%          40%          36%
                                                                             --           --           --
                                                                             --           --           --

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES

7. INCOME TAXES (CONTINUED)
    Temporary differences which give rise to significant components of the Company's deferred tax liabilities and assets at June 30, 1997 and 1996, are as follows:

                                                                               JUNE 30
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------

                                                                            (IN THOUSANDS)
Deferred tax assets:
  Allowance for bad debt..............................................  $      967  $      745
  Postretirement and other pension....................................       2,312       2,384
  Other...............................................................       3,020       2,643
                                                                        ----------  ----------
Total deferred tax assets.............................................       6,299       5,772

Deferred tax liabilities:
  Capital lease and fixed assets......................................     (14,421)    (13,674)
  Pension Asset.......................................................      (7,769)     (7,687)
  Other...............................................................      (1,367)       (129)
                                                                        ----------  ----------

Deferred tax liabilities, net.........................................     (17,258)    (15,718)
Current deferred tax assets, net......................................       2,432       2,260
                                                                        ----------  ----------
Long-term deferred tax liabilities....................................  $  (19,690) $  (17,978)
                                                                        ----------  ----------
                                                                        ----------  ----------

    The Company made federal and state income tax payments of $8.6 million, $3.8 million and $6.2 million during the fiscal years ended June 30, 1997, 1996 and 1995, respectively. The Company has state enterprise zone credits of $1.0 million expiring in 1997 through 2002. The Company has no federal or state operating loss carryforwards.

8. MANDATORILY REDEEMABLE PREFERRED STOCK

    The Company previously authorized and issued 1,200 shares of 9% non-voting cumulative preferred stock with a stated value of $30.0 million (the "9% Preferred Stock"), which is currently held by Media General, Inc. The holder of the 9% Preferred Stock is entitled to receive yearly dividends at the rate of 9% or $2,700,000 per year. The carrying value of the 9% Preferred Stock includes the accretion of accumulated and unpaid dividends as of June 30, 1997, in the amount of $23.2 million.

    Beginning January 1, 1997, the Company can pay an annual preferred stock dividend of $2.7 million provided the Company has complied with certain financial conditions as defined in the Company's bank credit facility. The Company's 9% Preferred Stock is mandatorily redeemable on the earlier of (a) June 30, 1999, (b) the date on which such redemption is permissible under DPC's credit agreement, (c) the date on which the Company ceases to own directly at least 51% of all the outstanding capital stock of DPC, or (d) the date on which the Company, directly or indirectly, causes or permits DPC to dispose of substantially all of its assets. In January 1997, the Company paid a preferred stock dividend of $2.7 million.

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES

9. RELATED PARTY TRANSACTIONS

    MediaNews Group, Inc., an affiliate of the Company, provides management services to the Company for a fee. The cost of management services provided has been included as management fees in the Consolidated Statements of Operations.

10. COMMITMENTS AND CONTINGENCIES

    CONTINGENCIES

    The Company is involved in a number of legal proceedings which have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

    COMMITMENTS

    Under the terms of a newsprint contract, the Company, through MNG, has agreed to purchase 2,000 tons per month of newsprint at a fixed price for the period September 1, 1997 through August 31, 2000. Management does not expect that it will purchase less than the required amount; however, if it should default on the purchase obligation, MNG and/or the Company would be responsible for damages, if any, incurred by the seller.

    In fiscal year 1997, THE DENVER POST began the expansion of its production facility and press capacity. The total cost of this project is estimated to be approximately $26.3 million. As of June 30, 1997, approximately $16.0 million had been spent on the project.

11. SUBSEQUENT EVENT

    On July 1, 1997, Eastern Colorado purchased substantially all the assets used in the publication of THE BURLINGTON RECORD and THE PLAINS DEALER, weekly newspapers located in Burlington, Colorado, for $0.4 million in cash and seller notes with a discounted value of approximately $1.2 million. The acquisition will be accounted for as a purchase; accordingly, the Consolidated Financial Statements will include the operations of the acquired newspapers from July 1, 1997.

                            DENVER NEWSPAPERS, INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                FISCAL YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                 (IN THOUSANDS)

                                           BALANCE AT     ADDITIONS                                   BALANCE AT
                                          BEGINNING OF    CHARGED TO       NET                          END OF
                                             PERIOD      EXPENSE, NET   DEDUCTIONS    ACQUISITIONS      PERIOD
                                          ------------   ------------   ----------   --------------   ----------
YEAR ENDED JUNE 30, 1997
  Reserves and allowances deducted from
    asset accounts:
    Allowance for uncollectable
      accounts..........................     $2,055         $3,079       $(2,217)       $--             $2,917
                                             ------         ------      ----------         -----      ----------
                                             ------         ------      ----------         -----      ----------

YEAR ENDED JUNE 30, 1996
  Reserves and allowances deducted from
    asset accounts:
    Allowance for uncollectable
      accounts..........................     $2,239         $3,029       $(3,243)       $     30        $2,055
                                             ------         ------      ----------         -----      ----------
                                             ------         ------      ----------         -----      ----------

YEAR ENDED JUNE 30, 1995
  Reserves and allowances deducted from
    asset accounts:
    Allowance for uncollectable
      accounts..........................     $1,998         $2,401       $(2,160)       $--             $2,239
                                             ------         ------      ----------         -----      ----------
                                             ------         ------      ----------         -----      ----------

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.     DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
   3.1*    --Second Amended and Restated Certificate of Incorporation

   3.2*    --Form of Fourth Amended and Restated Certificate of Incorporation.

   3.3*    --Restated Bylaws.

   3.4*    --Form of Restated Bylaws.

   3.5*    --Form of Certificate of Incorporation of Garden State Investments, Inc.

   4.1*    --Form of Indenture.

   4.2*    --Form of Second Pledge Agreement to be dated as of the Closing Date between Garden State Investments,
             Inc., Bank of New York, Wilmington Trust Company and William J. Wade.

  10.1*    --Form of New Senior Note Agreement between Garden State Newspapers, Inc. and certain of its subsidiaries, as obligors, and John Hancock Mutual Life Insurance Company, Lender.

  10.2*    --Form of New Garden State Credit Facility Agreement.

  10.3*    --Form of New NJNI Credit Facility Agreement.

  10.4*    --Management Agreement dated July 1, 1988 between MediaNews Group, Inc. and the Registrant.

  10.5*    --Employment Agreement dated April 26, 1985 between Garden State Newspapers, Inc. and William Dean
             Singleton, with April 30, 1986, October 1, 1988, and February 10, 1993 Amendments.

  10.6*    --Amended and Restated Partnership Agreement of North Jersey Newspapers Company dated December 31, 1991 between North Jersey Newspapers, Inc., and Affiliated Newspapers Investment Company.

  10.7*    --Joint Operating Agreement dated January 13, 1989 among York Daily Record, Inc., York Newspapers,
             Inc., and The York Newspapers Company.

  10.8*    --Form of Tax Sharing Agreement by and between Garden State Newspapers, Inc. and Affiliated Newspapers
             Investments, Inc.

  10.9*    --Form of Used Equipment Trade Agreement between Alameda Newspaper Group and Man Roland, Inc.

  10.10*   --Form of Used Equipment Trade Agreement between North Jersey Newspapers Company and Man Roland, Inc.

  10.11*   --Form of Agreement between Garden State Newspapers, Inc. and North Jersey Newspapers Company for an
             option to purchase three Colormatic Presses.

  10.12*   --Consulting Agreement dated November 16, 1993 between J. Allan Meath and Garden State Newspapers, Inc.

  10.13*   --Letter Agreement between Media General, Garden State Newspapers, Inc. and Affiliated Newspapers
             Investment Company, dated as of March 16, 1994.

  10.14*   --Purchase Agreement dated March 25, 1994 between Thomson Newspapers and Affiliated Newspapers
             Investments, Inc.

  10.15*   --Amendment dated May 3, 1994 to Letter Agreement between Media General, Garden State Newspapers, Inc.
             and Affiliated Newspapers Investment Company dated as of March 16, 1994.

 EXHIBIT
   NO.     DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
  10.16*   --Form of Amendment and Restatement of Trust Agreement among Garden State Newspapers, Inc., Alameda
             Newspapers, Inc., Graham Newspapers, Inc., The Johnstown Tribune Publishing Company, Mid-States
             Newspapers, Inc., and York Newspapers, Inc.; John Hancock Mutual Life Insurance Company, John Hancock
             Variable Life Insurance Company and Mellon Bank N.A., as Trustee of AT&T Master Pension Trust;
             Bankers Trust Company, a New York banking corporation; Wilmington Trust Company, a Delaware banking corporation; and William J. Wade.

  10.17*   --Form of Amended and Restated Pledge Agreement among Garden State Newspapers, Inc., its subsidiaries,
             John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and Mellon
             Bank, N.A., as Trustee of AT&T Master Pension Trust, Bankers Trust Company, a New York banking corporation, Wilmington Trust Company, a Delaware banking corporation, and William J. Wade.

  10.18*   --Form of Asset Purchase Agreement dated July 15, 1994 among Mid-State Newspapers, Inc., as Seller;
             Garden State Newspapers, Inc., as guarantor; Bristol Acquisition Corp., as Purchaser.

  10.19*   --Consulting Agreement dated November 16, 1993 between J. Allan Meath and Garden State Newspapers, Inc.

  10.20*   --Letter Agreement dated November 9, 1993 by and among The Times Mirror Company, Affiliated Newspapers
             Investment Company, Denver Newspapers, Inc., Denver Media Holdings, Inc., NJN Holdings, L.P., The
             Singleton Family Irrevocable Trust, The Scudder Family Voting Trust for Denver Newspapers, Inc.; The
             Singleton Family Revocable Trust, The Scudder Family Voting Trust for Affiliated Newspapers
             Investment Company, Media General, Inc., Garden State Newspapers, Inc., North Jersey Newspapers,
             Inc., and Montclair Newspapers, Inc., as amended February 3, 1994.

  10.21*   --Management Agreement dated July 1, 1988 between MediaNews Group, Inc. and Garden State Newspapers,
             Inc.

  10.22*   --Management Agreement dated July 1, 1988 between MediaNews Group, Inc. and Denver Newspapers, Inc.

  10.23*   --Letter Agreement dated March 17, 1994 between Norwest Bank Colorado, N.A. and the Denver Post
             Corporation.

  10.24*   --Purchase Agreement dated March 25, 1994 between Thomson Newspapers and Affiliated Newspapers
             Investments, Inc.

  10.25*   --Amendment dated May 3, 1994 to Letter Agreement between Media General, Garden State Newspapers, Inc.
             and Affiliated Newspapers Investment Company dated March 16, 1994.

  10.26*   --Amendment dated April 29, 1994 between The Times Mirror Company and Denver Newspapers, Inc. to Letter
             Agreement dated November 9, 1993 by and among The Times Mirror Company, Affiliated Newspapers
             Investment Company, Denver Newspapers, Inc., Denver Media Holdings, Inc., NJN Holdings, L.P., The
             Singleton Family Irrevocable Trust, The Scudder Family Voting Trust for Denver Newspapers, Inc., The
             Singleton Family Revocable Trust, The Scudder Family Voting Trust for Affiliated Newspapers
             Investment Company, Media General, Inc., Garden State Newspapers, Inc., North Jersey Newspapers,
             Inc., and Montclair Newspapers, Inc., as amended February 3, 1994.

  10.27*   --Asset purchase agreement and assumed debt agreements related to THE GLOUCESTER COUNTY TIMES and
             TODAY'S SUNBEAM asset acquisition.

 EXHIBIT
   NO.     DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
  10.28*   --Denver Newspapers, Inc. warrant exercise subscription notice dated September 27, 1994.

  10.29**  --Asset Purchase Agreement dated July 31, 1995, by and among EPC Holding, Inc., The Eagle Publishing
             Company, Reformer Publishing Corporation, Middletown Press Publishing Corporation, and Eagle Street
             Realty Trust, as Sellers, and New England Newspapers, Inc., Brattleboro Publishing Company,
             Connecticut Newspapers, Inc. and Pittsfield Publications, Inc., as Purchasers.

  10.30**  --Asset Purchase Agreement dated July 31, 1995, by and among Banner Publishing Corporation and Eagle
             Street Realty Trust, as Sellers, and New England Newspapers, Inc. and North Eastern Publishing
             Company, as Purchasers.

  10.31**  --Asset Purchase Agreement dated August 24, 1995, by and among Connecticut Newspapers, Inc., as Seller, and Middletown Acquisition Corp., as Purchaser.

  10.32**  --$42.0 million Credit Agreement dated August 31, 1995, among Garden State Newspapers, Inc., The Bank of New York and Bankers Trust Company, as Agents.

  10.33**  --Agreement dated April 29, 1996, by and among American Publishing (1991) Inc., Berkshire Newspapers,
             Inc., Evening News Company, Sidney Publication Company, Sterling Publishing Company and Garden State
             Investments, Inc.

  10.34**  --Agreement dated April 30, 1996, by and among Garden State Investments, Inc. and The Denver Post
             Corporation for the sale/purchase of the capital stock of Eastern Colorado Publishing Company.

  12.1*    --Computation of Ratio Earnings to Fixed Charges.

  27       --Financial Data Schedule

------------------------

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

                                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.

Date: September 18, 1997        By:          /s/ JOSEPH J. LODOVIC, IV
                                     ------------------------------------------
                                               Joseph J. Lodovic, IV
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Vice Chairman, President,
  /s/ WILLIAM DEAN SINGLETON      Chief Executive Officer
------------------------------    and Director (Chief       September 18, 1997
   (William Dean Singleton)       Executive Officer)

                                Executive Vice President
  /s/ JOSEPH J. LODOVIC, IV       and Chief Financial
------------------------------    Officer (Chief Financial  September 18, 1997
   (Joseph J. Lodovic, IV)        Officer)

    /s/ RICHARD B. SCUDDER
------------------------------  Director                    September 18, 1997
     (Richard B. Scudder)

     /s/ PETER M. MILLER
------------------------------  Director                    September 18, 1997
      (Peter M. Miller)

    /s/ PATRICIA ROBINSON
------------------------------  Director and Secretary      September 18, 1997
     (Patricia Robinson)

   /s/ HOWELL E. BEGLE, JR.     Director, Assistant
------------------------------    Secretary                 September 18, 1997
    (Howell E. Begle, Jr.)        and General Counsel

      /s/ RONALD A. MAYO        Vice President Finance and
------------------------------    Controller (Principal     September 18, 1997
       (Ronald A. Mayo)           Accounting Officer)