Form 10-Q
period 1997-09-30
AFFILIATED NEWSPAPERS INVESTMENTS INC
filed 1997-11-13
CIK 918943

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    --------------------

                      Commission File Number
                                             --------------

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
              (Exact name of registrant as specified in its charter)

           Delaware                                            76-0425553
           --------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

            1560 Broadway
           Denver, Colorado                                        80202
           ----------------                                        -----
(Address of principal executive offices)                         (Zip Code)

      Registrant's telephone number, including area code:  (303) 837-0886
                                                           --------------
                                 NOT APPLICABLE
             (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether a registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X          No
                             -------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of November 11, 1997:

                Class B Common Stock:          173,576
                Class D Common Stock:          664,450
                Class G Common Stock:          371,960
                Class GSI Common Stock:      1,104,130
                Class N Common Stock:              230

               INDEX TO AFFILIATED NEWSPAPERS INVESTMENTS, INC.

         REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997


Item No.                                                                 Page
--------                                                                 ----
                        PART I - FINANCIAL INFORMATION

   1     Financial Statements                                              3

   2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             3


                             PART II - OTHER INFORMATION

   1     Legal Proceedings                                                 3

   2     Changes in Securities                                             3

   3     Defaults Upon Senior Securities                                   3

   4     Submissions of Matters to a Vote of Security Holders              3

   5     Other Information                                                 4

   6     Exhibits and Reports on Form 8-K                                  4

                                    PART I
--------------------------------------------------------------------------------


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


                                   PART II
--------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS

The Company's subsidiaries are involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.


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

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

27 - Financial Data Schedule.


Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the quarter ended September 30, 1997.



                                  SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AFFILIATED NEWSPAPERS INVESTMENTS, INC.



Dated: November 11, 1997               By: /s/ Joseph J. Lodovic, IV
                                           -----------------------------------
                                           Joseph J. Lodovic, IV
                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Duly Authorized Officer of Registrant

           AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES


                        Index to Financial Information


                                                                            PAGE
                                                                            ----
Item 1. Financial Statements:
          Condensed Consolidated Balance Sheets . . . . . . . . . . . . . .  6
          Unaudited Condensed Consolidated Statements of Operations . . . .  8
          Unaudited Condensed Consolidated Statements of Cash Flows . . . .  9
          Notes to Unaudited Condensed Consolidated Financial Statements. . 10

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operation. . . . . . . . . . . . . . . . 14

               AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                (Unaudited)
                                                               September 30,    June 30,
                                                                   1997          1997
                                                               ------------   -----------
                        ASSETS                                       (In thousands)
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . $     6,655    $     8,944

  Accounts receivable, less allowance for doubtful accounts
    of $4,562 and $4,252 at September 30, 1997 and
    June 30, 1997, respectively. . . . . . . . . . . . . . . .      39,200         36,185
  Inventories of newsprint and supplies. . . . . . . . . . . .       5,716          6,170
  Prepaid expenses and other assets. . . . . . . . . . . . . .       4,108          3,295
                                                               -----------    -----------
     Total Current Assets. . . . . . . . . . . . . . . . . . .      55,679         54,594

PROPERTY, PLANT AND EQUIPMENT
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,457          8,307
  Buildings and improvements . . . . . . . . . . . . . . . . .      44,382         43,462
  Machinery and equipment. . . . . . . . . . . . . . . . . . .     132,362        126,450
                                                               -----------    -----------
     Total Property, Plant and Equipment . . . . . . . . . . .     185,201        178,219
  Less accumulated depreciation and amortization . . . . . . .      58,793         57,670
                                                               -----------    -----------
     Net Property, Plant and Equipment . . . . . . . . . . . .     126,408        120,549

OTHER ASSETS
  Investment in Denver Newspapers, Inc. (Note 2) . . . . . . .      15,991         14,113
  Investment in partnership. . . . . . . . . . . . . . . . . .       6,792          6,365
  Subscriber accounts, less accumulated amortization of
    $48,425 and $45,808 at September 30, 1997 and
    June 30, 1997, respectively. . . . . . . . . . . . . . . .      77,944         69,960
  Excess of cost over fair value of net assets acquired,
    less accumulated amortization of $13,974 and $12,718
    at September 30, 1997 and June 30, 1997, respectively. . .     182,744        154,294
  Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $16,683 and
    $19,673 at September 30, 1997 and June 30, 1997,
    respectively . . . . . . . . . . . . . . . . . . . . . . .      17,730          6,685
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,653          2,000
                                                               -----------    -----------
     Total Other Assets. . . . . . . . . . . . . . . . . . . .     306,854        253,417
                                                               -----------    -----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . $   488,941    $   428,560
                                                               -----------    -----------
                                                               -----------    -----------

         SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         (Unaudited)
                                                        September 30,     June 30,
                                                             1997           1997
                                                        -------------    -----------
   LIABILITIES AND SHAREHOLDERS' DEFICIT              (In thousands, except share data)
CURRENT LIABILITIES
  Trade accounts payable . . . . . . . . . . . . . . . . $     6,729     $     6,286
  Other accrued liabilities. . . . . . . . . . . . . . .      21,910          23,714
  Unearned income. . . . . . . . . . . . . . . . . . . .      10,734          10,746
  Income taxes . . . . . . . . . . . . . . . . . . . . .         850           1,308
  Current portion of long-term debt and capital lease
    obligation (Note 4)  . . . . . . . . . . . . . . . .      34,344           6,247
                                                         -----------     -----------
      Total Current Liabilities. . . . . . . . . . . . .      74,567          48,301

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATION . . . . . . . . . . . . . . . . . . . . . .     510,800         476,154

OTHER LIABILITIES. . . . . . . . . . . . . . . . . . . .       5,549           5,092

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . .      13,003          13,036

SHAREHOLDERS' DEFICIT
  Common stock, par value $0.01 per share; authorized
    5,152,602 shares; 2,314,346 shares issued
    and outstanding. . . . . . . . . . . . . . . . . . .          23              23
  Additional paid-in capital . . . . . . . . . . . . . .       3,611           3,611
  Deficit. . . . . . . . . . . . . . . . . . . . . . . .    (118,612)       (117,657)
                                                         -----------     -----------
      Total Shareholders' Deficit. . . . . . . . . . . .    (114,978)       (114,023)
                                                         -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT. . . . . . . $   488,941     $   428,560
                                                         -----------     -----------
                                                         -----------     -----------

         SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

           AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended September 30,
                                                   --------------------------------
                                                       1997                1996
                                                   -----------          -----------
                                                   (In thousands, except share data)
REVENUES
  Advertising. . . . . . . . . . . . . . . . . . .  $   71,635          $   49,595
  Circulation. . . . . . . . . . . . . . . . . . .      15,091               9,401
  Other. . . . . . . . . . . . . . . . . . . . . .       3,435               2,084
                                                    ----------          ----------
      TOTAL OPERATING REVENUES . . . . . . . . . .      90,161              61,080

COST AND EXPENSES
  Cost of sales. . . . . . . . . . . . . . . . . .      31,607              23,568
  Selling, general, and administrative . . . . . .      38,390              26,529
  Depreciation and amortization. . . . . . . . . .       8,037               5,138
  Interest expense . . . . . . . . . . . . . . . .      13,686              10,320
  Other, net . . . . . . . . . . . . . . . . . . .         836                 198
                                                    ----------          ----------
      TOTAL COST AND EXPENSES. . . . . . . . . . .      92,556              65,753

INCOME IN UNCONSOLIDATED SUBSIDIARY (Note 2) . . .       1,878                 480
                                                    ----------          ----------

LOSS BEFORE INCOME TAXES . . . . . . . . . . . . .        (517)             (4,193)

INCOME TAX EXPENSE . . . . . . . . . . . . . . . .        (437)                (53)
                                                    ----------          ----------

LOSS . . . . . . . . . . . . . . . . . . . . . . .  $     (954)         $   (4,246)
                                                    ----------          ----------
                                                    ----------          ----------

LOSS PER COMMON SHARE:
Loss . . . . . . . . . . . . . . . . . . . . . . .  $     (.41)         $    (1.83)
                                                    ----------          ----------
                                                    ----------          ----------
Weighted average number of shares
 outstanding . . . . . . . . . . . . . . . . . . .   2,314,346           2,314,346
                                                    ----------          ----------
                                                    ----------          ----------

      SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

           AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended September 30,
                                                         --------------------------------
                                                                1997         1996
                                                              --------     --------
                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss . . . . . . . . . . . . . . . . . . . . . . . . .      $   (954)    $ (4,246)
  Adjustments to reconcile loss to net
    cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . .         7,853        4,836
    Undistributed earnings from equity investments . . .        (2,305)        (202)
    Provision for losses on accounts receivable. . . . .           923          634
    Amortization of debt discount. . . . . . . . . . . .         5,191        4,460
    Loss on sale of assets . . . . . . . . . . . . . . .            47           --
    Deferred income tax benefit. . . . . . . . . . . . .           (33)         (69)
    Change in operating assets and liabilities . . . . .        (4,382)      (3,396)
                                                              --------     --------
        NET CASH FLOWS FROM OPERATING ACTIVITIES . . . .         6,340        2,017

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of newspaper properties . . . . . . . . . .       (51,931)          --
    Purchase of machinery and equipment, (net) . . . . .        (2,226)      (1,918)
                                                              --------     --------
        NET CASH FLOWS FROM INVESTING ACTIVITIES . . . .       (54,157)      (1,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction of long-term debt. . . . . . . . . . . . .        (9,341)     (10,174)
    Reduction of non-operating liabilities . . . . . . .          (131)      (1,423)
    Issuance of long-term debt . . . . . . . . . . . . .        55,000        9,600
                                                              --------     --------
        NET CASH FLOWS FROM FINANCING ACTIVITIES . . . .        45,528       (1,997)
                                                              --------     --------

DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . .        (2,289)      (1,898)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD. . . . . . . . . . . . . . . . . . . . . . .         8,944        4,615
                                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . .      $  6,655     $  2,717
                                                              --------     --------
                                                              --------     --------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid. . . . . . . . . . . . . . . . . . . . .      $ 12,753     $  7,048
                                                              --------     --------
                                                              --------     --------
  Income taxes paid. . . . . . . . . . . . . . . . . . .      $    966     $    143
                                                              --------     --------
                                                              --------     --------

      SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Affiliated Newspapers Investments, Inc. ("ANI") Annual Report on Form 10-K for the year ended June 30, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.

    The unaudited condensed consolidated financial statements include the accounts of Affiliated Newspapers Investments, Inc. and its wholly owned subsidiary, Garden State Newspapers, Inc. ("Garden State"). All significant intercompany accounts and transactions have been eliminated upon consolidation. ANI accounts for its investment in Denver Newspapers using the equity method of accounting (See Note 2).

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

BUSINESS ACQUISITIONS

    On July 31, 1997, Garden State acquired substantially all of the assets used in the publication of THE SUN, an evening newspaper published in Lowell, Massachusetts. The assets were purchased for $49.0 million in cash plus an adjustment for working capital and a covenant not to compete with the prior owners, with a discounted value of approximately $11.8 million. The newspaper has daily and Sunday circulation of approximately 52,000 and 56,000, respectively.

    The acquisition was accounted for as a purchase; accordingly, the consolidated financial statements include the operations of the acquired newspaper from August 1, 1997. The assets acquired and the liabilities assumed have been recorded at their estimated fair market value as of the date of acquisition. These estimates are based on management's preliminary estimates and are subject to change upon final allocation of the purchase price.

                   AFFILIATED NEWSPAPERS INVESTMENTS, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2:  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

BASIS OF ACCOUNTING

    The Company owns 60 percent of the outstanding common stock of Denver Newspapers, Inc. ("Denver Newspapers"). However, because the Denver Newspaper Shareholder Agreement provides Media General, the owner of the remaining 40 percent interest in Denver Newspapers, with a 50 percent representation on the board of directors, the Company accounts for its investment in Denver Newspapers under the equity method of accounting.

    The following are summarized statements of operations for Denver Newspapers for the three-month period ended September 30, 1997 and 1996 (in thousands):

SUMMARIZED STATEMENTS OF OPERATIONS

                                                Three Months Ended September 30,
                                                --------------------------------
                                                    1997                1996
                                                  -------             -------
Total revenues . . . . . . . . . . . . . . .      $52,397             $44,465
                                                  -------             -------
                                                  -------             -------
Cost of sales. . . . . . . . . . . . . . . .      $27,429             $25,691
                                                  -------             -------
                                                  -------             -------
Net income . . . . . . . . . . . . . . . . .      $ 3,805             $ 1,475
                                                  -------             -------
                                                  -------             -------
Net income applicable to common stock. . . .      $ 3,130             $   800
                                                  -------             -------
                                                  -------             -------

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

                   AFFILIATED NEWSPAPERS INVESTMENTS, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3: COMBINED SUMMARIZED FINANCIAL INFORMATION OF AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND DENVER NEWSPAPERS, INC.--CONTINUED

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                         Three Months Ended September 30,
                                                         --------------------------------
                                                               1997         1996
                                                             --------     --------
                                                                 (In thousands)
Total revenues . . . . . . . . . . . . . . . . . . . . .     $142,558     $105,545
                                                             --------     --------
                                                             --------     --------

Cost of sales. . . . . . . . . . . . . . . . . . . . . .     $ 59,036     $ 49,259
                                                             --------     --------
                                                             --------     --------

Minority interest in income applicable to common
 stock of Denver Newspapers, Inc.. . . . . . . . . . . .     $ (1,252)    $   (320)
                                                             --------     --------
                                                             --------     --------

Loss . . . . . . . . . . . . . . . . . . . . . . . . . .     $   (279)    $  (3,571)
                                                             --------     --------
                                                             --------     --------

Loss applicable to common stock. . . . . . . . . . . . .     $   (954)    $  (4,246)
                                                             --------     --------
                                                             --------     --------

NOTE 4:  SUBSEQUENT EVENTS

LONG-TERM DEBT

    On October 1, 1997, Garden State issued $250.0 million of Senior Subordinated Notes due in 2009. Garden State used the net proceeds to reduce bank debt at Garden State and pay off and terminate a bank credit facility of one of Garden State's subsidiaries.

    The following unaudited table sets forth, after giving effect to borrowings associated with the July 31, 1997, acquisition of THE SUN (previously discussed), the issuance of $250.0 million of Senior Subordinated Notes and the paydown of bank debt associated therewith, the approximate expected scheduled maturities of long-term debt of the Garden State for the periods indicated (in thousands).

          Fiscal
          ------
          1998 . . . . . . . . . . . . . . . . .  $  2,625
          1999 . . . . . . . . . . . . . . . . .     4,673
          2000 . . . . . . . . . . . . . . . . .     4,897
          2001 . . . . . . . . . . . . . . . . .     4,703
          2002 . . . . . . . . . . . . . . . . .     7,987
          Thereafter . . . . . . . . . . . . . .   515,918
                                                  --------
                                                  $540,803
                                                  --------
                                                  --------

                   AFFILIATED NEWSPAPERS INVESTMENTS, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 4: SUBSEQUENT EVENTS--CONTINUED

LONG-TERM DEBT--CONTINUED

    In conjunction with the issuance of the Senior Subordinated Notes, Garden State also amended its existing Bank Credit Agreement to change Term Loan B into a revolving credit facility ("RCC"), reduce the Company's borrowing spreads (in most cases by 0.375%), and change the amortization of the RCA commitment.

    The following unaudited table sets forth the annual commitment reductions for RCA, RCB and RCC, as well as annual payments under Term A Loan, giving effect to the amended Garden State Bank Credit Agreement (in thousands).

                                   RCA          RCB         RCC     Term A Loan
                                --------      -------     -------   -----------
          1998 . . . . . . . .  $ 10,000      $  --       $ 4,000     $  --
          1999 . . . . . . . .    31,000         --         7,500        --
          2000 . . . . . . . .    31,000         --         7,500        --
          2001 . . . . . . . .    31,000         --        12,000        --
          2002 . . . . . . . .    31,000         --        12,000       3,750
          Thereafter . . . . .    33,000       27,000      33,000      11,250
                                --------      -------     -------     -------
                                $167,000      $27,000     $76,000     $15,000
                                --------      -------     -------     -------
                                --------      -------     -------     -------

ACQUISITIONS

    In November 1997, Garden State agreed to acquire substantially all the operating and intangible assets used in the publication of the PRESS-TELEGRAM, a daily newspaper located in Long Beach, California, for approximately $38.2 million. This daily newspaper has daily and Sunday circulation of approximately 109,000 and 124,000, respectively, at March 31, 1997. Garden State anticipates closing this acquisition in December 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

REVENUES

    Revenues increased $29.1 million or 47.6% in the first quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. The increase in revenue was primarily attributable to the October 31, 1996, acquisition of the PASADENA STAR NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD and THE EVENING SUN; the February 28, 1997, acquisition of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL; and the July 31, 1997, acquisition of THE SUN. Combined, the acquisitions discussed above increased in revenues approximately $28.5 million in the first quarter of fiscal year 1998. These revenues were partially offset by a $3.1 decline in revenue resulting from the sale of the POTOMAC NEWS on February 13, 1997. Excluding acquisition and disposition transactions, the Company's remaining newspaper operations combined, posted a $3.7 million increase in operating revenues for the first quarter of fiscal year 1998. The increase in operating revenue at these newspapers was primarily attributable to a combined 4.3% and 11.4% gain in retail and classified revenue, respectively.

COST OF SALES

    Cost of sales increased $8.0 million or 34.1% in first quarter of fiscal year 1998 compared to the same quarter of fiscal year 1997. The aforementioned acquisitions caused cost of sales to increase approximately $9.0 million for the quarter ended September 30, 1997. However, this increase was offset in part by a $1.1 million decrease in cost of sales resulting from the sale of the POTOMAC NEWS. Excluding acquisition and disposition transactions, cost of sales increased approximately $0.1 million. Excluding the impact of newsprint, cost of sales on a same newspaper basis increased $1.1 million in the first quarter of fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses increased $11.9 million or 44.7% in the first quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. The aforementioned acquisitions resulted in SG&A expense increases of approximately $11.8 million; however, this was in part offset by a $1.1 million reduction in SG&A expense associated with the sale of the POTOMAC NEWS. Excluding the acquisition and disposition transactions, SG&A expense increased $1.2 million. The overall increase in SG&A expense on a same newspaper basis is associated with increases in advertising and circulation expenditures which were primarily related to ongoing efforts to increase advertising linage and circulation volumes.

DEPRECIATION AND INTEREST EXPENSE

    Depreciation and amortization increased $2.9 million in the first quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. The aforementioned acquisitions caused the majority of the increase in depreciation and amortization expense; however, the increase was offset in part by a $0.4 million reduction in depreciation and amortization expense associated with the sale of the POTOMAC NEWS.

    Interest expense increased $2.8 million in the first quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. Interest expense increased primarily as a result of a $193.3 million increase in average debt outstanding associated with acquisitions. This increase was partially offset by a 190 basis point decrease in the average interest rate, mainly associated with the refinancing of Garden State's 10.89% senior notes with bank debt.

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


DENVER NEWSPAPERS - UNCONSOLIDATED SUBSIDIARY

    Net income applicable to common stock of Denver Newspapers increased $2.3 million in the first quarter of fiscal year 1998 compared to the same quarter of fiscal year 1997. The current quarter increase in net income applicable to common stock at Denver Newspapers was primarily the result of a 17.8% increase in operating revenues and a 21.0% increase in operating profit, as compared to the same quarter of the prior year. The increase in revenue and operating profit is primarily attributable to 22.7% growth in advertising lineage at THE DENVER POST, which is attributable to an increase in the market size as well as market share growth. A 14.0% decrease in the average cost of newsprint consumed, partially offset by increased consumption, also contributed to the improvement in Denver Newspapers' operating profit.

NET INCOME

    ANI recorded a loss of approximately $0.9 million in the first quarter of fiscal year 1998 compared to a loss of $4.2 million in the first quarter of fiscal year 1997. The decrease in the loss is primarily attributable to Garden State, which had a $6.3 million increase in operating profit offset by a $3.4 million increase in interest expense primarily as a result of acquisitions and a $0.4 million increase in tax expense resulting from improved operating results. A $1.4 million increase in the equity pick-up from Denver Newspapers also contributed to the reduction in the loss.

FINANCIAL CONDITION AND LIQUIDITY

    Net cash flows from operating activities were approximately $6.3 million and $2.0 million for the three months ended September 30, 1997 and 1996, respectively. The $4.3 million increase in cash flow from operating activities was primarily the result of a $9.2 million increase in operating profit, excluding depreciation and amortization, for the three months ended September 30, 1997, compared to the same period ending September 30, 1996, offset by a $1.0 million increase in the change in operating assets and liabilities and a $3.7 million combined increase in cash interest expense, taxes and other expenses.

    Net cash flows from investing activities were $(54.1) million and $(1.9) million for the three months ended September 30, 1997 and 1996, respectively. The $52.2 million change was primarily the result of Garden State spending approximately $51.9 million related to the acquisition of THE SUN in the first quarter of fiscal year 1998.

    Net cash flows from financing activities were $45.5 million and $(2.0) million for the three months ended September 30, 1997 and 1996, respectively. The change of approximately $47.5 million was primarily attributable to Garden State borrowing a net $45.7 million in the first quarter of fiscal 1998, the majority of which was in conjunction with the previously discussed July 31, 1997, acquisitions.

LIQUIDITY

    Giving effect to the issuance of the Senior Subordinated Notes and the corresponding paydown of bank debt, Garden State and subsidiaries had a combined $249.0 million available for future borrowings, net of approximately $5.0 million in outstanding letters of credit at September 30, 1997. Approximately $151.0 million of the availability under the bank credit facility is available solely for future business acquisitions.

    The purchase of Garden State's Class A common stock and the Series A and C preferred stock by ANI in May 1994 was financed with debt issued by ANI. The repayment of ANI's debt, which does not have scheduled interest payments until January 1, 2000, is in part dependent upon Garden State's and/or Denver Newspapers' ability to pay dividends to ANI. Garden State's and Denver Newspapers' debt agreements prohibit the payment of dividends to ANI prior to June 30, 1999. The ANI Senior Discount Debentures restrict the Company's ability to incur additional debt and pay dividends.

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

DENVER NEWSPAPERS - UNCONSOLIDATED SUBSIDIARY

    Denver Newspapers is well capitalized and currently produces cash flows significantly in excess of its capital expenditure and debt service requirements; accordingly, management does not anticipate making any additional capital contributions to Denver Newspapers. At September 30, 1997, Denver Newspapers had $12.5 million available under its revolving credit facility and $1.6 million in letters of credit outstanding. In addition, at September 30, 1997, Denver Newspapers had working capital of approximately $1.6 million.

    Denver Newspapers' revolving credit facility and shareholder agreement prohibit the payment of common stock dividends to ANI until the revolving credit facility and the 9% preferred stock have been prepaid in full. Denver Newspapers' revolving credit facility expires June 30, 2000. Denver Newspapers' preferred stock is mandatorily redeemable on the earlier of (a) June 30, 1999,
(b) the date on which such redemption is permissible under Denver Newspapers' credit agreement, (c) the date on which Denver Newspapers ceases to own directly at least 51% of all the outstanding capital stock of the Denver Post Company, or
(d) the date on which Denver Newspapers, directly or indirectly, causes or permits the Denver Post Company to dispose of substantially all of the assets of the Denver Post Company. Denver Newspapers declared and paid a preferred stock dividend of $2.7 million in January 1997.

NEAR TERM OUTLOOK

    Because of an industry wide year-over-year increase in newsprint consumption, combined with a strike at Fletcher Challenge (a major West Coast newsprint manufacturer), several suppliers have announced a $35 to $40 per ton increase as of November 1, 1997 (previously October 1, 1997), which would bring average transaction prices to approximately $600 per metric ton on the East Coast and $610 per metric ton on the West Coast. If the price increase is successful, it is not expected to have a significant impact on the Company's cash flows from operations as the Company expects to purchase approximately two-thirds of its fiscal 1998 newsprint requirements under fixed price contracts at a weighted average price of approximately $532 per metric ton. MediaNEWS Group has entered into fixed price contracts expiring over the next two and one-half to three years on behalf of the Company and its affiliates. Such contracts cover the purchase of approximately 86,000 metric tons per year, of which 60,000 metric tons is expected to be allocated to Garden State each year, with the remainder allocated to Denver Newspapers.

    Based upon current operations, management believes that the Company will have sufficient cash flows from operations which, combined with the Garden State Credit Facility and other resources available to the Company, will be more than adequate to fund scheduled payments of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months.

    The Company and its subsidiaries may, from time to time, consider strategic or targeted newspaper acquisitions and dispositions. In the event an acquisition opportunity is identified, management expects that it would be able to arrange financing on terms and conditions satisfactory to the Company to the extent current resources are insufficient.