Form 10-Q
period 1997-12-31
AFFILIATED NEWSPAPERS INVESTMENTS INC
filed 1998-02-17
CIK 918943

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

         For the transition period from ______________ to _______________

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

                                 Yes   X     No
                                     -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of December 31, 1997:

              Class B Common Stock:                          173,576
              Class D Common Stock:                          664,450
              Class G Common Stock:                        1,476,090
              Class GSI Common Stock:                      1,104,130
              Class N Common Stock:                              230

                  INDEX TO AFFILIATED NEWSPAPERS INVESTMENTS, INC.

             REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1997

Item No.                                                             Page
--------                                                             ----
                         PART I - FINANCIAL INFORMATION

   1   Financial Statements                                           3

   2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          3

                         PART II - OTHER INFORMATION

   1   Legal Proceedings                                              3

   2   Changes in Securities                                          3

   3   Defaults Upon Senior Securities                                3

   4   Submissions of Matters to a Vote of Security Holders           3

   5   Other Information                                              4

   6   Exhibits and Reports on Form 8-K                               4

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

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

27 - Financial Data Schedule


REPORTS ON FORM 8-K

No reports on form 8-K were filed during the quarter ended December 31, 1997.



                                  SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.



Dated: February 13, 1998            By:   /s/ Joseph J. Lodovic, IV
      -------------------              -----------------------------------
                                          Joseph J. Lodovic, IV
                                          Executive Vice President,
                                          Chief Financial Officer,
                                          and Duly Authorized Officer
                                          of Registrant

           AFFLIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES



                         Index to Financial Information



                                                                           PAGE

Item 1.  Financial Statements:
          Condensed Consolidated Balance Sheets............................  6
          Unaudited Condensed Consolidated Statements of Operations........  8
          Unaudited Condensed Consolidated Statements of Cash Flows........  9
          Notes to Unaudited Condensed Consolidated Financial Statements... 10

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................. 15

           AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)
                                                                     December 31,      June 30,
                               ASSETS                                    1997            1997
                                                                       --------        --------
                                                                           (In thousands)
CURRENT ASSETS
  Cash and cash equivalents.........................................   $ 19,019        $  8,944
  Accounts receivable, less allowance for doubtful accounts
    of $5,588 and $4,252 at December 31, 1997 and
    June 30, 1997, respectively.....................................     44,703          36,185
  Inventories of newsprint and supplies.............................      6,530           6,170
  Prepaid expenses and other assets.................................      4,119           3,295
                                                                       --------        --------
     Total Current Assets...........................................     74,371          54,594

PROPERTY, PLANT AND EQUIPMENT
  Land..............................................................      9,207           8,307
  Buildings and improvements........................................     45,276          43,462
  Machinery and equipment...........................................    130,504         126,450
                                                                       --------        --------
     Total Property, Plant and Equipment............................    184,987         178,219
  Less accumulated depreciation and amortization....................     53,589          57,670
                                                                       --------        --------
     Net Property, Plant and Equipment..............................    131,398         120,549

OTHER ASSETS
  Investment in Denver Newspapers, Inc. (Note 2)....................     18,174          14,113
  Investment in partnership.........................................      7,178           6,365
  Subscriber accounts, less accumulated amortization of
    $46,848 and $45,808 at December 31, 1997 and
    June 30, 1997, respectively.....................................     84,734          69,960
  Excess of cost over fair value of net assets acquired,
    less accumulated amortization of $15,174 and $12,718
    at December 31, 1997 and June 30, 1997, respectively............    201,689         154,294
  Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $17,708 and
    $15,861 at December 31, 1997 and June 30, 1997,
    respectively ...................................................     21,660           6,685
  Other.............................................................      5,532           2,000
                                                                       --------        --------
     Total Other Assets.............................................    338,967         253,417
                                                                       --------        --------
 TOTAL ASSETS.......................................................   $544,736        $428,560
                                                                       --------        --------
                                                                       --------        --------

     SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

           AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      (Unaudited)
                                                                      December 31,  June 30,
                LIABILITIES AND SHAREHOLDERS' DEFICIT                    1997         1997
                                                                       --------    ---------
                                                                       (In thousands except
                                                                            share data)
CURRENT LIABILITIES
  Trade accounts payable ...........................................   $  4,591    $   6,286
  Other accrued liabilities.........................................     37,260       23,714
  Unearned income...................................................     11,094       10,746
  Income taxes......................................................      5,858        1,308
  Current portion of long-term debt and capital lease
    obligation (Note 4).............................................      4,857        6,247
                                                                       --------    ---------
      Total Current Liabilities.....................................     63,660       48,301

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATION .......................................................    549,577      476,154

OTHER LIABILITIES...................................................      5,199        5,092

DEFERRED INCOME TAXES...............................................     17,709       13,036

SHAREHOLDERS' DEFICIT
  Common stock, par value $.01 per share; authorized
    5,152,060 shares; 2,314,346 shares issued and
    outstanding.....................................................         23           23
  Additional paid-in capital........................................      3,611        3,611
  Deficit...........................................................    (95,043)    (117,657)
                                                                       --------    ---------
      Total Shareholders' Deficit...................................    (91,409)    (114,023)
                                                                       --------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.........................   $544,736    $ 428,560
                                                                       --------    ---------
                                                                       --------    ---------

      SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months                 Six Months
                                                Ended December 31,          Ended December 31,
                                            --------------------------  --------------------------
                                                 1997        1996          1997          1996
                                            --------------------------  --------------------------
                                                        (In thousands except share data)
OPERATING REVENUES
  Advertising...............................$    79,210   $    63,930   $   150,845   $   113,525
  Circulation...............................     15,792        12,063        30,883        21,465
  Other.....................................      3,826         2,892         7,262         4,975
                                            -----------   -----------   -----------   -----------
    TOTAL OPERATING REVENUES................     98,828        78,885       188,990       139,965

COST AND EXPENSES
  Cost of sales.............................     33,334        26,722        64,941        50,289
  Selling, general, and administrative......     38,364        31,693        76,754        58,222
  Depreciation and amortization.............      8,470         5,829        16,507        10,967
  Interest expense..........................     15,500        12,043        29,187        22,364
  Other, (net)..............................      7,111         4,606         7,947         4,804
                                            -----------   -----------   -----------   -----------
    TOTAL COST AND EXPENSES.................    102,779        80,893       195,336       146,646

GAIN ON SALE OF NEWSPAPER...................     31,829            --        31,829            --

INCOME IN UNCONSOLIDATED SUBSIDIARY
  (Note 2)..................................      2,183         3,482        4,061          3,962
                                            -----------   -----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY LOSS....................     30,061         1,474        29,544        (2,719)

INCOME TAX EXPENSE..........................     (6,492)       (1,318)       (6,929)       (1,372)
                                            -----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS.....     23,569           156        22,615        (4,091)

EXTRAORDINARY LOSS (NET OF TAXES OF $689)...         --        (8,772)           --        (8,772)
                                            -----------   -----------   -----------   -----------
NET INCOME (LOSS)...........................$    23,569   $    (8,616)  $    22,615   $   (12,863)
                                            -----------   -----------   -----------   -----------
                                            -----------   -----------   -----------   -----------
EARNINGS PER COMMON SHARE:
  Income (loss) before extraordinary loss...$     10.18   $       .07   $      9.77   $     (1.77)
  Extraordinary loss........................         --         (3.79)           --         (3.79)
                                            -----------   -----------   -----------   -----------
  Net income (loss).........................$     10.18   $     (3.72)  $      9.77   $     (5.56)
                                            -----------   -----------   -----------   -----------
                                            -----------   -----------   -----------   -----------
Weighted average number of shares
  outstanding...............................  2,314,346     2,314,346     2,314,346     2,314,346
                                            -----------   -----------   -----------   -----------
                                            -----------   -----------   -----------   -----------

         SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Six Months Ended December 31,
                                                              ------------------------------
                                                                    1997           1996
                                                              --------------  --------------
                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (Loss)............................................ $   22,615    $    (12,863)
  Adjustments to reconcile net cash povided
     by operating activities:
   Depreciation and amortization...............................     16,176          10,363
   (Gain) on sale of newspaper properties and other assets.....    (31,831)             --
   Provision for losses on accounts receivable.................      1,921           1,559
   Amortization of debt discount...............................     10,412           8,895
   Debt issuance cost and repurchase premiums..................      6,616          13,475
   Undistributed earnings in equity investments................     (4,874)         (4,188)
   Deferred income tax benefit.................................       (206)           (138)
   Change in operating assets and liabilities, net of current
    assets and liabilities acquired or sold....................       (890)         (9,077)
                                                                -----------    -----------
      NET CASH FLOWS FROM OPERATING ACTIVITIES.................     19,939           8,026

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of newspaper property assets...........................     43,000              --
   Purchase of newspaper properties............................    (91,740)       (131,811)
   Purchase of machinery and equipment.........................     (3,794)         (4,948)
                                                                -----------    -----------
      NET CASH FLOWS FROM INVESTING ACTIVITIES.................    (52,534)       (136,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt..................................    303,538         243,800
   Debt issuance cost and repurchase premiums..................     (6,616)        (13,475)
   Reduction of long-term debt.................................   (253,833)       (101,990)
   Reduction of non-operating liabilities......................       (419)         (1,963)
                                                                -----------    -----------
      NET CASH FLOWS FROM FINANCING ACTIVITIES.................     42,670         126,372
                                                                -----------    -----------

CHANGE IN CASH AND CASH EQUIVALENTS............................     10,075          (2,361)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............      8,944           4,615
                                                                -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................... $    19,019    $     2,254
                                                                -----------    -----------
                                                                -----------    -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid................................................ $    19,750    $    15,870
                                                                -----------    -----------
                                                                -----------    -----------
  Income taxes paid............................................ $     2,664    $       507
                                                                -----------    -----------
                                                                -----------    -----------

        SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 AFFILIATED NEWSPAPERS INVESTMENTS, INC.
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Affiliated Newspapers Investments, Inc. ("ANI") Annual Report on Form 10-K for the year ended June 30, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.

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

RECLASSIFICATION

    Certain prior year balances have been reclassified.

INCOME TAXES

    The effective income tax rate varies from the federal statutory rate primarily because of the nondeductibility of certain expenses and the utilization of net operating losses that were previously subject to valuation allowances.

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

BUSINESS ACQUISITIONS

    On December 17, 1997, Garden State acquired substantially all the assets used in the publication of the PRESS-TELEGRAM, a daily newspaper published in Long Beach, California, for approximately $38.2 million in cash, plus an adjustment for working capital. Proceeds from the sale of the NORTH JERSEY HERALD & NEWS (discussed below) were used to fund the acquisition. The newspaper has daily and Sunday circulation of approximately 104,000 and 120,000, respectively.

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

                    AFFILIATED NEWSPAPER INVESTMENTS, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 2: INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

    All the acquisitions discussed above were accounted for as purchases; accordingly, the results of their operations were included since the date of acquisition. The assets acquired and the liabilities assumed have been recorded at their estimated fair market value as of the date of acquisition. These estimates are based on management's preliminary estimate and are subject to change upon final allocation of the purchase price. The excess of cost over fair market value of the net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 and 15 years, respectively.

BUSINESS DISPOSITION

    On December 5, 1997, Garden State sold substantially all the assets used in the publication of the NORTH JERSEY HERALD & NEWS and sixteen weekly publications for $43.0 million in cash, plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $31.8 million, net of selling expenses.

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

    The following are summarized statements of operations of Denver Newspapers for the three and six-month periods ended December 31, 1997 and 1996 (in thousands):

SUMMARIZED STATEMENTS OF OPERATIONS

                                          Three Months Ended      Six Months Ended
                                               December 31,         December 31,
                                         --------------------    -------------------
                                           1997        1996        1997       1996
                                         --------    --------    --------    -------
Total Revenues.......................... $ 56,138    $ 53,941    $108,535    $ 98,407
                                         --------    --------    --------    --------
                                         --------    --------    --------    --------
Cost of Sales........................... $ 29,187    $ 26,567    $ 56,616    $ 52,258
                                         --------    --------    --------    --------
                                         --------    --------    --------    --------
Net income.............................. $  4,313    $  6,479    $  8,119    $  7,954
                                         --------    --------    --------    --------
                                         --------    --------    --------    --------
Net income applicable to common stock... $  3,638    $  5,804    $  6,769    $  6,604
                                         --------    --------    --------    --------
                                         --------    --------    --------    --------

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT--(CONTINUED)

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


COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                       Three Months Ended            Six Months Ended
                                          December 31,                  December 31,
                                  --------------------------    --------------------------
                                      1997          1996           1997            1996
                                  -----------    -----------    -----------    -----------
Total revenues................... $   154,967    $   132,826    $   297,525    $   238,372
                                  -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------
Cost of sales.................... $    62,521    $    53,289    $   121,558    $   110,480
                                  -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------
Minority interest in income
   applicable to common stock     $    (1,455)   $    (2,322)   $    (2,708)   $    (2,642)
   of Denver Newspapers, Inc.....
                                  -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------
Income (Loss).................... $    24,244    $    (7,806)   $    23,965    $   (11,513)
                                  -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------
Net income (loss) applicable
   to common stock............... $    23,569    $    (8,616)   $    22,615    $   (12,863)
                                  -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------

NOTE 4:  SUBSEQUENT EVENTS

ACQUISITIONS

    On January 30, 1998, Garden State acquired substantially all the assets used in the publication of the DAILY NEWS, a daily newspaper distributed primarily in the San Fernando Valley of Los Angeles, California, for approximately $130.0 million in cash, which included working capital of approximately $2.0 million. The newspaper has daily and Sunday circulation of approximately 202,400 and 215,100, respectively.

    The acquisition will be accounted for as a purchase; accordingly, the consolidated financial statements will include the operations of the acquired newspaper beginning January 31, 1998.

LONG-TERM DEBT

    On October 1, 1997, Garden State issued $250.0 million of 8.75% Senior Subordinated Notes, due in 2009. Garden State used the net proceeds to reduce bank debt at Garden State and pay off and terminate a bank credit facility of one of Garden State's subsidiaries.

                       AFFILIATED NEWSPAPERS INVESTMENTS, INC.

NOTE 4: SUBSEQUENT EVENTS--CONTINUED

    Effective January 30, 1998, Garden State entered into a subordinated note purchase agreement, pursuant to which the Garden State issued a $47.6 million, 9.0% Subordinated Promissory Note (the "Promissory Note") due January 31, 2010. Interest accruing on the Promissory Note is payable quarterly beginning on March 31, 1998, provided that on each interest payment date occurring on or prior to December 31, 2002, the Company may elect to defer any or all accrued and unpaid interest otherwise due and payable. However, in calendar years 2000, 2001 and 2002 the Company must pay the lesser of $3.0 million or all accrued and unpaid interest due in such year. The Promissory Note is subordinated and junior in right of payment to Garden State's Bank Credit Agreement, Senior Subordinated Secured Notes and the Senior Subordinated Notes. No scheduled principal payments are required until January 31, 2010, at which time the outstanding principal amount is due and payable. ANI has guaranteed the Promissory Note. Proceeds from the Promissory Note were used to fund a portion of the DAILY NEWS acquisition.

    In February, 1998, Garden State issued the remaining $50.0 million of its 8.75% senior subordinated notes available under its indenture dated October 1, 1997, through a private placement. The additional notes were priced to yield 8.375%, including fees, and will result in approximately $51.4 million of net proceeds to Garden State. Proceeds from the issuance of these notes will be used to pay down bank debt. Upon registration and the exchange of these notes, Garden State will have $300.0 million issued and outstanding under its indenture dated October 1, 1997.

    In conjunction with the issuance of the Senior Subordinated Notes, Garden State also amended its existing Bank Credit Agreement to change Term Loan B into a revolving credit facility ("RCC"), reduce the Company's borrowing spreads (in most cases by 0.375%), and change the amortization of the RCA commitment.

    Giving effect to the borrowings and paydowns under the Garden State Bank Credit Agreement discussed above, Garden State had $15.0 million, $16.0 million and $19.0 million outstanding under Term Loan A, RCA and RCC, respectively. The following table sets forth the annual commitment reductions for RCA, RCB and RCC, as well as annual payments under Term A Loan, giving effect to the amended Garden State Bank Credit Agreement (in thousands).

                           RCA       RCB        RCC      TERM A LOAN
                           ---       ---        ---      ------------
          1998......... $ 10,000   $     --   $  4,000   $        --
          1999.........   31,000         --      7,500            --
          2000.........   31,000         --      7,500            --
          2001.........   31,000         --     12,000            --
          2002.........   31,000         --     12,000          3,750
          Thereafter...   33,000     27,000     33,000         11,250
                        --------   --------   --------   ------------
                        $167,000   $ 27,000   $ 76,000   $     15,000
                        --------   --------   --------   ------------
                        --------   --------   --------   ------------

                      AFFILIATED NEWSPAPERS INVESTMENTS, INC.

NOTE 4: SUBSEQUENT EVENTS--CONTINUED

    The following table sets forth, after giving effect to borrowings associated with the July 31, 1997, acquisition of THE SUN, net bank borrowing associated with the January 30, 1998 acquisition of the DAILY NEWS (previously discussed), the $47.6 million Promissory Note, the issuance of $300.0 million of Senior Subordinated Notes and the paydown of bank debt associated therewith, the approximate expected scheduled maturities of long-term debt of Garden State for the fiscal years indicated.

          FISCAL                        In Thousands
          ------                        ------------
          1998.......................... $     2,625
          1999..........................       4,673
          2000..........................       4,897
          2001..........................       4,703
          2002..........................       7,987
          Thereafter....................     642,563
                                         -----------
                                         $   667,448
                                         -----------
                                         -----------


INTEREST RATE SWAPS

    Effective April 1, 1997, Garden State entered into a two-year interest rate swap agreement with a notional principal amount of $50.0 million and a fixed annual interest rate of 6.455%, plus the applicable spread. The Company uses interest rate swaps to manage its floating rate debt to minimize, in part, the Company's exposure to the uncertainty of floating interest rates. The Company accounts for the differences paid or received under this agreement as an adjustment to interest expense. As of December 31, 1997, the interest rate swap had a market loss of approximately $0.5 million.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                        AND RESULTS OF OPERATIONS

OPERATING RESULTS

THREE MONTHS ENDED DECEMBER 30, 1997 AND 1996

REVENUES

    Revenues increased $19.9 million or 25.3% in the second quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. The increase in revenue was primarily attributable to the October 31, 1996, acquisition of the PASADENA STAR-NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD and THE EVENING SUN; the February 28, 1997, acquisition of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL; and the July 31, 1997, acquisition of THE SUN; and the December 17, 1997, acquisition of the PRESS-TELEGRAM. Combined, the acquisitions discussed above increased revenues approximately $22.3 million in the second quarter of fiscal year 1998. These revenues were partially offset by a $5.3 million decline in revenue resulting from the sale of the POTOMAC NEWS on February 13, 1997, and the sale of the NORTH JERSEY HERALD & NEWS on December 5, 1997. Excluding acquisition and disposition transactions, the Company's remaining newspaper operations combined posted a $2.9 million increase in operating revenues for the second quarter of fiscal year 1998. Advertising revenues at these newspapers increased by 7.3% while circulation revenues were virtually flat.

COST OF SALES

    Cost of sales increased $6.6 million or 24.7% in the second quarter of fiscal year 1998 compared to the same quarter of fiscal year 1997. The aforementioned acquisitions caused cost of sales to increase approximately $6.9 million for the quarter ended December 31, 1997. However, this increase was offset in part by a $1.7 million decrease in cost of sales resulting from the sale of the POTOMAC NEWS and the NORTH JERSEY HERALD & NEWS. Excluding acquisition and disposition transactions, cost of sales increased approximately $1.4 million. The majority of the increase is associated with increases in advertising linage.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses increased $6.7 million or 21.1% in the second quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. The aforementioned acquisitions resulted in SG&A expense increases of approximately $8.8 million; however, this was in part offset by a $2.2 million reduction in SG&A expense associated with the sale of the POTOMAC NEWS and the NORTH JERSEY HERALD & NEWS. Excluding the acquisition and disposition transactions, SG&A expense increased $0.1 million.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased $2.6 million in the second quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. The aforementioned acquisitions caused the majority of the increase in depreciation and amortization expense; however, the increase was offset in part by a $0.2 million reduction in depreciation and amortization expense associated with the sale of the POTOMAC NEWS and the NORTH JERSEY HERALD & NEWS.

INTEREST EXPENSE

    Interest expense increased $3.5 million in the second quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. Interest expense increased primarily as a result of a $128.2 million increase in average debt outstanding, primarily associated with acquisitions. This increase was partially offset by an eight basis point decrease in the average interest rate.

OTHER EXPENSE

    Other expense increased approximately $2.5 million in the second quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. The increase is primarily attributable to the Company paying $6.6 million of debt issuance cost and bank fees in fiscal 1997 as compared to approximately $4.4 million of debt issuance cost in fiscal 1997.

EXTRAORDINARY LOSS

    On October 31, 1996, the Company paid approximately $9.5 million of make-whole premiums to the holders of the senior secured notes, who were prepaid in full. The make-whole premiums were included in the consolidated statement of operations as an extraordinary loss net of applicable income tax benefits.

DENVER NEWSPAPERS - UNCONSOLIDATED SUBSIDIARY

    Net income applicable to common stock of Denver Newspapers decreased $2.2 million in the second quarter of fiscal year 1998 compared to the same quarter of fiscal year 1997. The current quarter decrease in net income applicable to common stock at Denver Newspapers was primarily the result of a $5.4 million or 12.5% increase in operating expenses as compared to the same quarter in fiscal year 1997, which was only partially offset by a $2.2 million or 4.1% growth in revenue in the second quarter. The increase in operating expenses was primarily associated with increases in production and newsprint related to increased advertising volumes and excess costs associated with the start-up of a new press line in late November 1997. In addition, during the quarter THE DENVER POST initiated a total market coverage product in the form of a mailed advertising program which is mailed to non-subscribers. Due to the start-up nature of this product, expenses significantly exceeded revenues for the quarter.

NET INCOME

    ANI recorded an adjusted loss of approximately $1.6 million in the second quarter of fiscal year 1998 after excluding the effect of the $31.8 million pre-tax gain on the sale of the NORTH JERSEY HERALD & NEWS and the $6.6 million of debt issuance cost, compared to adjusted net income of $4.6 million in the second quarter of fiscal year 1997 after excluding $4.4 million of debt issuance cost and the $8.8 million extraordinary loss. The change is primarily attributable to a reduction in adjusted net income at Garden State, where a $4.0 million increase in operating profit was more than offset by a $3.5 million increase in interest expense, primarily as a result of acquisitions, and a $5.2 million increase in tax expense, the majority of which resulted from the sale of the NORTH JERSEY HERALD & NEWS. A $1.3 million decrease in the equity pick-up from Denver Newspapers also contributed to the reduction in the adjusted net income.

OPERATING RESULTS

SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

REVENUES

    Revenues increased $49.0 million or 35.0% in the first six months of fiscal year 1998 as compared to the same six-month period of fiscal year 1997. The increase in revenue was primarily attributable to the October 31, 1996, acquisition of the PASADENA STAR-NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD and THE EVENING SUN; the February 28, 1997, acquisition of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL; the July 31, 1997, acquisition of THE SUN; and the December 17, 1997, acquisition of the PRESS-TELEGRAM. Combined, the acquisitions discussed above increased revenues approximately $50.8 million in the first six months of fiscal year 1998. These revenues were partially offset by a $8.3 million decline in revenue resulting from the sale of the POTOMAC NEWS and the NORTH JERSEY HERALD & NEWS on February 13, 1997 and December 5, 1997, respectively. Excluding acquisition and disposition transactions, the Company's remaining newspaper operations combined posted a $6.5 million increase in operating revenues for the first six months of fiscal year 1998. Advertising revenues at these newspapers increased by 8.2%, driven by strong classified revenue. Circulation revenue on a same newspaper basis was virtually flat.

COST OF SALES

    Cost of sales increased $14.6 million or 29.1% in the first six months of fiscal year 1998 compared to the same six-month period of fiscal year 1997. The aforementioned acquisitions caused cost of sales to increase approximately $15.9 million for the six-month period ended December 31, 1997. However, this increase was offset in part by a $2.9 million decrease in cost of sales resulting from the sale of the POTOMAC NEWS and the NORTH JERSEY HERALD & NEWS. Excluding acquisition and disposition transactions, cost of sales increased approximately $1.6 million or 3.8%.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses increased $18.5 million or 31.8% in the first six months of fiscal year 1998 as compared to the same six-month period of fiscal year 1997. The aforementioned acquisitions resulted in SG&A expense increases of approximately $20.6 million; however, this was in part offset by a $3.4 million reduction in SG&A expense associated with the sale of the POTOMAC NEWS and the NORTH JERSEY HERALD & NEWS. Excluding the acquisition and disposition transactions, SG&A expense increased $1.3 million or 3%.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased $5.5 million in the second quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. The aforementioned acquisitions caused the majority of the increase in depreciation and amortization expense; however, the increase was offset in part by a $0.7 million reduction in depreciation and amortization expense associated with the sale of the POTOMAC NEWS and the NORTH JERSEY HERALD & NEWS.

INTEREST EXPENSE

    Interest expense increased $6.8 million in the second quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. Interest expense increased primarily as a result of a $160.4 million increase in average debt outstanding associated with acquisitions. This increase was partially offset by an 87 basis point decrease in the average interest rate, mainly associated with the refinancing of Garden State's 10.89% senior notes and a reduction of the borrowing spread on bank debt.

DENVER NEWSPAPERS - UNCONSOLIDATED SUBSIDIARY

    Net income applicable to common stock of Denver Newspapers increased $0.2 million in the first six months of fiscal year 1998 compared to the same six-month period of fiscal year 1997. The increase in net income applicable to common stock at Denver Newspapers was primarily the result of a $10.1 million or 10.3% increase in operating revenues which was partially offset by a $9.6 million or a 11.2% increase in operating expenses. The increase in operating expenses was primarily associated with increases in production and newsprint related to increased advertising volumes and excess cost associated with the start-up of a new press line in late November 1997. In addition, during the second quarter THE DENVER POST initiated a total market coverage product in the form of a mailed advertising program which is mailed to non-subscribers. Due to the start-up nature of this product, expenses significantly exceeded revenues for the second quarter.

NET INCOME

    ANI recorded an adjusted loss of approximately $2.6 million in the first six months of fiscal year 1998 after excluding the effect of the $31.8 million pre-tax gain on the sale of the NORTH JERSEY HERALD & NEWS and $6.6 million of debt issuance cost compared to adjusted net income of $0.3 million for the same six-month period of fiscal year 1997 after excluding $4.4 million of debt issuance cost and the $8.8 million extraordinary loss. The change is primarily attributable to a reduction in adjusted net income of Garden State, where a $10.3 million increase in operating profit was more than offset by a $6.8 million increase in interest expense, primarily as a result of acquisitions, and a $6.2 million increase in tax expense, the majority of which resulted from the sale of the NORTH JERSEY HERALD & NEWS.

FINANCIAL CONDITION AND LIQUIDITY

    Net cash flows from operating activities were approximately $19.9 million and $8.0 million for the six months ended December 31, 1997 and 1996, respectively. The $11.9 million increase in cash flow from operating activities was primarily the result of a $15.8 million increase in operating profit, excluding depreciation and amortization, for the six months ended December 31, 1997, compared to the same period ended December 31, 1996, combined with a $8.2 million increase in the change in operating assets and liabilities which was offset by a $5.3 million increase in cash interest expense and a $5.5 million increase in tax expense.

    Net cash flows from investing activities were ($52.5) million and ($136.8) million for the six months ended December 31, 1997 and 1996, respectively. The $84.3 million change was primarily the result of Garden State spending a net $48.7 million on acquisitions in fiscal year 1998 compared to $131.8 million in fiscal year 1997.

    Net cash flows from financing activities were $42.6 million and $126.3 million for the six months ended December 31, 1997 and 1996, respectively. The change of approximately $83.7 million was primarily attributable to Garden State borrowing a net $49.3 million in the first six months of fiscal 1998, compared to net borrowings of $139.8 million in fiscal 1997, the majority of which was in conjunction with the previously discussed acquisitions in each fiscal year.

LIQUIDITY

    Giving effect to the issuance of $300.0 million Senior Subordinated Notes and the corresponding paydown of bank debt, Garden State and subsidiaries had a combined $228.2 million available for future borrowings, net of approximately $4.8 million in outstanding letters of credit at December 31, 1997. Approximately $151.0 million of the availability under the bank credit facility is available solely for future business acquisitions.

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

DENVER NEWSPAPERS - UNCONSOLIDATED SUBSIDIARY

    Denver Newspapers is well capitalized and currently produces cash flows significantly in excess of its capital expenditure and debt service requirements; accordingly, management does not anticipate making any additional capital contributions to Denver Newspapers. At December 31, 1997, Denver Newspapers had $15.5 million available under its revolving credit facility and $1.6 million in letters of credit outstanding. In addition, at December 31, 1997, Denver Newspapers had working capital of approximately $2.3 million.

    Denver Newspapers' revolving credit facility and shareholder agreement prohibit the payment of common stock dividends to ANI until the revolving credit facility and the 9% preferred stock have been prepaid in full. Denver Newspapers' revolving credit facility expires June 30, 2000. Denver Newspapers' preferred stock is mandatorily redeemable on the earlier of (a) June 30, 1999,
(b) the date on which such redemption is permissible under Denver Newspapers' credit agreement, (c) the date on which Denver Newspapers ceases to own directly at least 51% of all the outstanding capital stock of the Denver Post Company, or
(d) the date on which Denver Newspapers, directly or indirectly, causes or permits the Denver Post Company to dispose of substantially all of the assets of the Denver Post Company. Denver Newspapers declared and paid a preferred stock dividend of $2.7 million in January, 1998.

NEAR TERM OUTLOOK

    Because of an industry wide year-over-year increase in newspaper consumption, the continued strong worldwide demand for newsprint and the ongoing strike at Fletcher Challenge (a major West Coast newsprint manufacturer), the majority of newsprint suppliers have announced a $40 to $50 per ton increase effective as of April 1, 1998, which would bring average transaction prices to approximately $635 to $645 per metric ton. If the price increase is successful, it is not expected to have a significant impact on Garden State's cash flows from operations as Garden State expects to purchase approximately 60% of its fiscal 1998 newsprint requirements under fixed price contracts at a weighted average price of approximately $532 per metric ton. MediaNEWS Group has entered into fixed price contracts expiring over the next two to two and one-half years, to purchase 86,000 metric tons per year, the majority of which is currently being allocated to Garden State. MediaNEWS Group also negotiated a three-year fixed price contract beginning January 1, 1998, which provides for the purchase of 42,000 metric tons per year at a fixed price of $602 per metric ton, the majority of which will be allocated to Denver Newspapers. Based on current allocations, Denver will have approximately 45% of its newsprint fixed at a weighted average price of approximately $593 per metric ton.

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