Form 10-Q
period 1998-03-31
AFFILIATED NEWSPAPERS INVESTMENTS INC
filed 1998-05-13
CIK 918943

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

           For the transition period from              to
                                         -------------  ------------
                             Commission File Number
                                                   -----------

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                76-0425553
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification Number)

              1560 Broadway
            Denver, Colorado                               80202
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

                            Yes      X            No
                                   -----               -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of May 11, 1997:


        Class B Common Stock:                          173,576
        Class D Common Stock:                          664,450
        Class G Common Stock:                        1,476,090
        Class N Common Stock:                              230



                INDEX TO AFFILIATED NEWSPAPERS INVESTMENTS, INC.

            REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998



   Item No.                                                             Page
   -------                                                              ----
                         PART I - FINANCIAL INFORMATION
                         ------------------------------
    1      Financial Statements                                           3

    2      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          3

                           PART II - OTHER INFORMATION
                           ---------------------------
    1      Legal Proceedings                                              3

    2      Changes in Securities                                          3

    3      Defaults Upon Senior Securities                                3

    4      Submissions of Matters to a Vote of Security Holders           3

    5      Other Information                                              4

    6      Exhibits and Reports on Form 8-K                               4



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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

27 - Financial Data Schedule.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                  SIGNATURES
-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AFFILIATED NEWSPAPERS INVESTMENTS, INC.

Dated: May 11, 1998                       By:  /s/ Joseph J. Lodovic, IV
      --------------                         -------------------------
                                                   Joseph J. Lodovic, IV
                                                   Executive Vice President,
                                                   Chief Financial Officer, and
                                                   Duly Authorized Officer of
                                                   Registrant

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES





                         Index to Financial Information
                         ------------------------------


                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets.............................    6
         Unaudited Condensed Consolidated Statements of Operations.........    8
         Unaudited Condensed Consolidated Statements of Cash Flows.........    9
         Notes to Unaudited Condensed Consolidated Financial Statements....   10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................   14


            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             (Unaudited)
                                                                               March 31,            June 30,
                               ASSETS                                            1998                  1997
                                                                        -------------------     -------------------
                                                                                       (In thousands)
CURRENT ASSETS

  Cash and cash equivalents.........................................   $              3,423    $              8,944
  Accounts receivable, less allowance for doubtful accounts
    of $5,783 and $4,252 at March 31, 1998 and
    June 30, 1997, respectively.....................................                 49,796                  36,185
  Inventories of newsprint and supplies.............................                  9,473                   6,170
  Income taxes receivable...........................................                  1,644                      --
  Prepaid expenses and other assets.................................                  4,570                   3,295
                                                                       --------------------    --------------------
     Total Current Assets...........................................                 68,906                  54,594

PROPERTY, PLANT AND EQUIPMENT

  Land..............................................................                 16,880                   8,307
  Buildings and improvements........................................                 60,505                  43,462
  Machinery and equipment...........................................                160,124                 126,450
                                                                       --------------------    --------------------
     Total Property, Plant and Equipment............................                237,509                 178,219
  Less accumulated depreciation and amortization....................                 57,205                  57,670
                                                                       --------------------    --------------------
     Net Property, Plant and Equipment..............................                180,304                 120,549

OTHER ASSETS

  Investment in Denver Newspapers, Inc. (Note 2)....................                 18,568                  14,113
  Investment in partnership.........................................                  6,925                   6,365
  Subscriber accounts, less accumulated amortization of
    $50,129 and $45,808 at March 31, 1998 and
    June 30, 1997, respectively.....................................                101,453                  69,960
  Excess of cost over fair value of net assets acquired,
    less accumulated amortization of $16,825 and $12,718
    at March 31, 1998 and June 30, 1997, respectively...............                264,695                 154,294
  Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $18,730
    and $15,861 at March 31, 1998 and June 30, 1997,
    respectively ...................................................                 15,759                   6,685
  Other.............................................................                  6,372                   2,000
                                                                       --------------------    --------------------
     Total Other Assets.............................................                413,772                 253,417
                                                                       --------------------    --------------------
 TOTAL ASSETS.......................................................   $            662,982    $            428,560
                                                                       --------------------    --------------------
                                                                       --------------------    --------------------




       See notes to unaudited condensed consolidated financial statements.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                            (Unaudited)
                                                                              March 31,            June 30,
                LIABILITIES AND SHAREHOLDERS' DEFICIT                            1998                   1997
                                                                       --------------------    --------------------
                                                                             (In thousands, except share data)
CURRENT LIABILITIES

  Trade accounts payable ...........................................   $              5,944    $              6,286
  Other accrued liabilities.........................................                 55,272                  23,714
  Unearned income...................................................                 14,393                  10,746
  Income taxes .....................................................                     --                   1,308
  Current portion of long-term debt and capital lease
    obligation Note (4).............................................                  5,265                   6,247
                                                                       --------------------    --------------------
      Total Current Liabilities.....................................                 80,874                  48,301

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATION .......................................................                653,350                 476,154

OTHER LIABILITIES...................................................                  6,617                   5,092

DEFERRED INCOME TAXES...............................................                 17,612                  13,036

SHAREHOLDERS' DEFICIT

  Common stock, par value $.01 per share; authorized
    5,152,602 shares; 2,314,346 shares issued and
    outstanding.....................................................                     23                      23
  Additional paid-in capital........................................                  3,611                   3,611
  Deficit...........................................................                (99,105)               (117,657)
                                                                       --------------------    --------------------
      Total Shareholders' Deficit...................................                (95,471)               (114,023)
                                                                       --------------------    --------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.........................   $            662,982    $            428,560
                                                                       --------------------    --------------------
                                                                       --------------------    --------------------




       See notes to unaudited condensed consolidated financial statements.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Three Months                  Nine Months
                                                                             Ended March 31,              Ended March 31,
                                                                   --------------------------------   -----------------------------
                                                                       1998                1997          1998               1997
                                                                   -------------   ----------------   -------------   -------------
                                                                                     (In thousands, except share data)

OPERATING REVENUES

  Advertising...................................................   $       83,488    $     59,616    $     234,333    $    173,141
  Circulation...................................................           18,007          13,224           48,889          34,689
  Other.........................................................            3,370           3,013           10,632           7,989
                                                                   --------------    ------------    -------------    ------------
    TOTAL OPERATING REVENUES....................................          104,865          75,853          293,854         215,819

COST AND EXPENSES

  Cost of sales.................................................           38,244          27,129          103,185          77,418
  Selling, general, and administrative..........................           44,666          33,596          121,420          91,818
  Depreciation and amortization.................................            9,722           6,324           26,229          17,290
  Interest expense..............................................           16,880          13,001           46,066          35,365
  Other, (net)..................................................            1,209           1,460            9,156           6,265
                                                                   --------------    ------------    -------------    ------------
    TOTAL COST AND EXPENSES.....................................          110,721          81,510          306,056         228,156

GAIN ON SALE OF NEWSPAPER.......................................               --          30,883           31,829          30,883

INCOME IN UNCONSOLIDATED SUBSIDIARY
  (Note 2)......................................................              394           1,844            4,455           5,807
                                                                   --------------    ------------    -------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY LOSS........................................           (5,462)         27,070           24,082          24,353

INCOME TAX BENEFIT (EXPENSE)....................................            1,399           1,080           (5,530)           (293)
                                                                   --------------    ------------    -------------    ------------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS.........................           (4,063)         28,150           18,552          24,060

EXTRAORDINARY LOSS (NET OF TAXES OF $689).......................               --              --               --          (8,772)
                                                                   --------------    ------------    -------------    ------------

NET INCOME (LOSS)...............................................   $       (4,063)   $     28,150    $      18,552    $     15,288
                                                                   --------------    ------------    -------------    ------------
                                                                   --------------    ------------    -------------    ------------

EARNINGS PER COMMON SHARE:

  Income (loss) before extraordinary loss.......................   $        (1.76)   $      12.16    $        8.02    $      10.40
  Extraordinary loss............................................               --              --               --           (3.79)
                                                                   --------------    ------------    -------------    ------------
  Net income (loss).............................................   $        (1.76)   $      12.16    $        8.02    $       6.61
                                                                   --------------    ------------    -------------    ------------
                                                                   --------------    ------------    -------------    ------------

Weighted average number of shares outstanding...................        2,314,346       2,314,346        2,314,346       2,314,346
                                                                   --------------    ------------    -------------    ------------
                                                                   --------------    ------------    -------------    ------------



       See notes to unaudited condensed consolidated financial statements.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        Nine Months Ended March 31,
                                                                                   ----------------------------------
                                                                                       1998               1997
                                                                                   ---------------       ------------
                                                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (Loss)..........................................................   $        18,552    $         15,288
  Adjustments to reconcile net cash provided
     by operating activities:
   Depreciation and amortization.............................................            25,751              16,385
   (Gain) on sale of newspaper properties and other assets...................           (31,819)            (30,883)
   Provision for losses on accounts receivable...............................             3,171               2,431
   Amortization of debt discount.............................................            15,897              13,559
   Debt issuance cost and repurchase premiums................................             7,121              13,763
   Undistributed earnings in equity investments..............................            (5,016)             (5,867)
   Deferred income tax benefit...............................................              (303)             (3,251)
   Change in operating assets and liabilities, net of current assets
    and liabilities acquired or sold........................................              3,121              (6,798)
                                                                                ---------------    ----------------
     NET CASH FLOWS FROM OPERATING ACTIVITIES................................            36,475              14,627

CASH FLOWS FROM INVESTING ACTIVITIES:

   Sale of newspaper business and other assets...............................            43,029              47,699
   Purchase of newspaper business............................................          (220,806)           (183,176)
   Purchase of machinery and equipment.......................................            (6,621)             (6,541)
                                                                                ---------------    ----------------
     NET CASH FLOWS FROM INVESTING ACTIVITIES................................          (184,398)           (142,018)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of long-term debt................................................           475,287             257,350
   Debt issuance cost and repurchase premiums................................            (7,121)            (13,763)
   Reduction of long-term debt...............................................          (324,467)           (114,649)
   Reduction of non-operating liabilities....................................            (1,297)             (2,477)
                                                                                ---------------    ----------------
     NET CASH FLOWS FROM FINANCING ACTIVITIES................................           142,402             126,461
                                                                                ---------------    ----------------

CHANGE IN CASH AND CASH EQUIVALENTS..........................................            (5,521)               (930)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............................             8,944               4,615
                                                                                ---------------    ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................   $         3,423    $          3,685
                                                                                ---------------    ----------------
                                                                                ---------------    ----------------

SUPPLEMENTAL CASH FLOW DISCLOSURES:

  Interest paid..............................................................   $        31,620    $         26,538
                                                                                ---------------    ----------------
                                                                                ---------------    ----------------
  Income taxes paid..........................................................   $         8,862    $          1,228
                                                                                ---------------    ----------------
                                                                                ---------------    ----------------


       See notes to unaudited condensed consolidated financial statements.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  Significant Accounting Policies and Other Matters

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in Affiliated Newspapers Investments, Inc. ("ANI") Annual Report on Form 10-K for the year ended June 30, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.

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

Business Acquisitions

    On January 29, 1998, Garden State acquired substantially all the assets used in the publication of the Daily News, a daily newspaper distributed primarily in the San Fernando Valley of Los Angeles, California, for approximately $130.0 million in cash, which included working capital of approximately $2.0 million. The newspaper has daily and Sunday circulation of approximately 200,000 and 211,000, respectively.

    On December 16, 1997, Garden State acquired substantially all the assets used in the publication of the PressTelegram, a daily newspaper published in Long Beach, California, for approximately $38.2 million in cash, plus an adjustment for working capital. Proceeds from the sale of the North Jersey Herald & News (discussed below) were used to fund the acquisition. The newspaper has daily and Sunday circulation of approximately 102,000 and 118,000, respectively.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--continued

NOTE 1: Significant Accounting Policies and Other Matters--continued

    On July 31, 1997, Garden State acquired substantially all the assets used in the publication of The Sun, an evening newspaper published in Lowell, Massachusetts. The assets were purchased for $49.0 million in cash plus an adjustment for working capital and a covenant not to compete with the prior owners, with a discounted value of approximately $11.8 million. The newspaper has daily and Sunday circulation of approximately 52,000 and 56,000, respectively.

    All the acquisitions discussed above were accounted for as purchases; accordingly, the results of their operations were included since the date of acquisition. The assets acquired and the liabilities assumed have been recorded at their estimated fair market values as of their dates of acquisition. These fair market values are based on management's preliminary estimate and are subject to change upon final allocation of the purchase price. The excess of cost over fair market value of the net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 and 15 years, respectively.

Business Disposition

    On December 5, 1997, Garden State sold substantially all the assets used in the publication of the North Jersey Herald & News and sixteen weekly publications for $43.0 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $31.8 million net of selling expenses.

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

    The following are summarized statements of operations of Denver Newspapers for the three and nine-month periods ended March 31, 1998 and 1997 (in thousands):

Summarized Statements of Operations


                                                             Three Months Ended                        Nine Months Ended
                                                                    March 31,                               March 31,
                                                          ------------------------------         ----------------------------
                                                            1998                 1997              1998                 1997
                                                          ---------            ---------         --------            --------

Total Revenues.....................................        $ 52,983             $ 47,865         $161,518            $146,271
                                                          ---------            ---------         --------            --------
                                                          ---------            ---------         --------            --------

Cost of Sales......................................        $ 29,770             $ 24,017         $ 86,236            $ 73,094
                                                          ---------            ---------         --------            --------
                                                          ---------            ---------         --------            --------

Net income.........................................        $  1,331             $  3,749         $  9,450            $ 11,703
                                                          ---------            ---------         --------            --------
                                                          ---------            ---------         --------            --------

Net income applicable to common stock..............        $    656             $  3,074         $  7,425            $  9,678
                                                          ---------            ---------         --------            --------
                                                          ---------            ---------         --------            --------



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

Summarized Combined Statements of Operations


                                                           Three Months Ended                         Nine Months Ended
                                                                  March 31                                 March 31
                                                     ----------------------------              ------------------------------
                                                         1998                 1997                 1998                1997
                                                      ----------            ---------           ---------           ---------


Total Revenues...............................          $ 157,848            $ 123,719           $ 455,372           $ 362,090
                                                      ----------            ---------           ---------           ---------
                                                      ----------            ---------           ---------           ---------

Cost of Sales................................         $   67,864            $  51,318           $ 189,421           $ 153,864
                                                      ----------            ---------           ---------           ---------
                                                      ----------            ---------           ---------           ---------

Minority interest in income applicable to
common stock of Denver Newspapers,
Inc..........................................         $     (263)          $   (1,230)          $  (2,970)         $   (3,871)
                                                      ----------            ---------           ---------           ---------
                                                      ----------            ---------           ---------           ---------

Income (loss)................................         $   (3,388)           $  28,825           $  20,577           $  17,313
                                                      ----------            ---------           ---------           ---------
                                                      ----------            ---------           ---------           ---------

Net income (loss) applicable to
 common stock................................         $   (4,063)           $  28,150           $  18,552           $  15,288
                                                      ----------            ---------           ---------           ---------
                                                      ----------            ---------           ---------           ---------




NOTE 4: Long-Term Debt

    On October 1, 1997, Garden State issued $250.0 million of 8.75% Senior Subordinated Notes, due in 2009. Garden State used the net proceeds to reduce bank debt at Garden State and pay off and terminate a bank credit facility of one of Garden State's subsidiaries.

    In the third quarter of fiscal year 1998, Garden State entered into a subordinated note purchase agreement, pursuant to which Garden State issued a $47.6 million, 9.0% Subordinated Promissory Note (the "Promissory Note") due January 31, 2010. Interest accruing on the Promissory Note is payable quarterly beginning on March 31, 1998, provided that on each interest payment date occurring on or prior to December 31, 2002, the Company may elect to defer any or all accrued and unpaid interest otherwise due and payable. However, in calendar years 2000, 2001 and 2002 the Company must pay the lesser of $3.0 million or all accrued and unpaid interest due in such year. The Promissory Note is subordinated and junior in right of payment to Garden State's Bank Credit Agreement, Senior Subordinated Secured Notes and the Senior Subordinated Notes. No scheduled principal payments are required until January 31, 2010, at which time the outstanding principal amount is due and payable. ANI has guaranteed the Promissory Note. Proceeds from the Promissory Note were used for acquisition funding.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--continued

NOTE 4: Long-Term Debt--continued

    In February 1998, Garden State issued the remaining $50.0 million of its 8.75% Senior Subordinated Notes available under its indenture dated October 1, 1997, through a private placement. The additional notes were priced to yield 8.28% and resulted in approximately $51.4 million of net proceeds to Garden State. Proceeds from the issuance of these notes were used to pay down bank debt. Upon registration and the exchange of these notes, Garden State will have $300.0 million issued and outstanding under its indenture dated October 1, 1997.

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

                               RCA           RCB            RCC            Term A Loan
                          ------------   -----------   ------------   --------------------
1998...................   $     10,000   $        --   $      3,000   $                 --
1999...................         31,000            --          7,500                     --
2000...................         31,000            --          7,500                     --
2001...................         31,000            --         12,000                     --
2002...................         31,000            --         12,000                  3,750
Thereafter.............         33,000        27,000         33,000                 11,250
                          ------------   -----------   ------------   --------------------
                          $    167,000   $    27,000   $     75,000   $             15,000
                          ------------   -----------   ------------   --------------------
                          ------------   -----------   ------------   --------------------



    The following table sets forth, after giving effect to borrowings associated with the July 31, 1997, acquisition of The Sun, net borrowing associated with the January 29, 1998, acquisition of the Daily News, the $47.6 million Subordinated Promissory Note, the issuance of $300.0 million of Senior Subordinated Notes and the paydown of bank debt associated therewith, the approximate expected scheduled maturities of long-term debt of Garden State for the fiscal years indicated.


Fiscal                                     In Thousands
------                                 --------------------
1998................................   $              2,625
1999................................                  4,673
2000................................                  4,897
2001................................                  4,703
2002................................                  7,987
Thereafter..........................                627,381
                                       --------------------
                                       $            652,266
                                       --------------------
                                       --------------------


Interest Rate Swaps

    Effective April 1, 1997, Garden State entered into a two-year interest rate swap agreement with a notional principal amount of $50.0 million and a fixed annual interest rate of 6.455%, plus the applicable spread. The Company uses interest rate swaps to manage its floating rate debt to minimize, in part, the Company's exposure to the uncertainty of floating interest rates. The Company accounts for the differences paid or received under this agreement as an adjustment to interest expense. As of March 31, 1998, the interest rate swap had a market loss of approximately $0.4 million.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Operating Results

Three Months Ended March 31, 1998 and 1997

Revenues

    Revenues increased $29.0 million or 38.2% in the third quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. The increase in revenue was attributable to the February 28, 1997, acquisition of the Sentinel & Enterprise, Lebanon Daily News and The Daily Nonpareil; the July 31, 1997, acquisition of The Sun; the December 17, 1997, acquisition of the Press-Telegram; and the January 29, 1998, acquisition of the Daily News. Combined, the acquisitions discussed above increased revenues approximately $35.5 million in the third quarter of fiscal year 1998. These revenue increases were partially offset by a $9.3 million decline in revenue resulting from the sale of the Potomac News on February 13, 1997, and the sale of the North Jersey Herald & News on December 5, 1997. Excluding acquisition and disposition transactions, the Company's remaining newspaper operations combined posted a $2.8 million increase in operating revenues for the third quarter of fiscal year 1998. Advertising revenues at these newspapers increased by 6.4% while circulation and other revenues combined were virtually flat.

Cost of Sales

    Cost of sales increased $11.1 million or 41.0% in the third quarter of fiscal 1998 compared to the same quarter of fiscal year 1997. The aforementioned acquisitions caused cost of sales to increase approximately $13.1 million for the quarter ended March 31, 1998. However, this increase was offset in part by a $3.5 million decrease in cost of sales resulting from the sale of the Potomac News and the North Jersey Herald & News. Excluding acquisition and disposition transactions, cost of sales increased approximately $1.5 million. The majority of the increase is associated with increases in advertising linage.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expenses increased $11.0 million or 32.9% in the third quarter of fiscal year 1998 as compared to the same quarter of fiscal 1997. The aforementioned acquisitions resulted in SG&A expense increases of $16.7 million; however, this was offset in part by a $5.9 million reduction in an SG&A expense associated with the sale of the Potomac News and the North Jersey Herald & News. Excluding the acquisition and disposition transactions, SG&A expense increased $0.2 million.

Depreciation and Amortization

    Depreciation and amortization increased $3.4 million in the third quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. The aforementioned acquisitions caused the majority of the increase in depreciation and amortization expense; however, the increase was offset in part by a $0.1 million reduction in depreciation and amortization expense associated with the sale of the Potomac News and the North Jersey Herald & News.

Interest Expense

    Interest expense increased $3.9 million in the third quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. Interest expense increased primarily as a result of $149.1 million increase in average debt outstanding, primarily associated with acquisitions. The average interest rate of debt outstanding also increased by 8 basis points.

Denver Newspapers - Unconsolidated Subsidiary

    Net income applicable to common stock of Denver Newspapers decreased approximately $2.4 million in the third quarter of fiscal year 1998 compared to the same quarter of fiscal year 1997. The current quarter decrease in net income applicable to common stock at Denver Newspapers was primarily the result of a $8.9 million or 21.2% increase in operating expenses as compared to the same quarter of fiscal year 1997, which was only partially offset by a $5.1 million or 10.7% growth in revenue in the third quarter. The increase in operating expenses were the result of The Denver Post expanding its State news section and increasing State news coverage by adding eleven new regional news bureaus in the third quarter of fiscal year 1998, increased production and newsprint expense related to increased advertising volumes and costs associated with the start-up of a new press line in late November 1997, and the start-up in the previous quarter of a total market coverage ("TMC") product in the form of a mailed advertising program which is mailed to non-subscribers. Due to the start-up nature of the TMC, expenses continued to exceed revenues for the quarter.

Net Income

    ANI recorded a loss of $4.1 million in the third quarter of fiscal 1998 compared to an adjusted loss of $2.7 million in the third quarter of fiscal 1997, after excluding the $30.9 million gain on the sale of the Potomac News. The increase in the fiscal 1998 loss was primarily attributable to the $1.5 million decrease in the equity pick-up from Denver Newspapers. Operating profit and income tax benefits at Garden State increased $3.4 million and $0.3 million, respectively, in the third quarter of fiscal 1998 as compared to fiscal 1997; however, these increases were reduced by the $3.9 million increase in interest expense previously discussed.

Operating Results

Nine Months Ended March 31, 1998 and 1997

Revenues

    Revenues increased $78.0 million or 36.2% in the first nine months of fiscal year 1998 compared to the same nine-month period of fiscal year 1997. The increase in revenue was primarily attributable to the October 31, 1996, acquisition of the Pasadena Star-News, San Gabriel Valley Tribune, Whittier Daily News, Times-Standard and The Evening Sun; the February 28, 1997, acquisition of the Sentinel & Enterprise, Lebanon Daily News and The Daily Nonpareil; the July 31, 1997, acquisition of The Sun; the December 16, 1997, acquisition of the Press-Telegram; and the January 29, 1998, acquisition of the Daily News. Combined, the acquisitions discussed above increased revenues approximately $86.9 million in the first nine months of fiscal year 1998. These revenues were partially offset by a $17.6 million decline in revenue resulting from the sale of the Potomac News and the North Jersey Herald & News on February 13, 1997 and December 5, 1997, respectively. Excluding acquisition and disposition transactions, the Company's remaining newspaper operations combined posted a $8.7 million increase in operating revenues for the first nine months of fiscal year 1998. Advertising revenues at these newspapers increased by approximately 8.1%, driven by strong classified and national revenue. Circulation and other revenue combined on a same newspaper basis decreased by approximately $0.5 million.

Cost of Sales

    Cost of sales increased $25.7 million or 33.3% in the first nine months of fiscal year 1998 compared to the same nine-month period of fiscal 1997. The aforementioned acquisitions caused cost of sales to increase approximately $29.2 million for the nine-month period ended March 31, 1998. However, this increase was offset in part by a $6.4 million decrease in cost of sales resulting from the sale of the Potomac News and the North Jersey Herald & News. Excluding acquisition and disposition transactions, cost of sales increased approximately $2.9 million or 5.0%, primarily associated with increased production cost associated with advertising linage increases.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expenses increased $29.6 million or 32.2% in the first nine months of fiscal year 1998 as compared to the same nine-month period of fiscal year 1997. The aforementioned acquisitions resulted in an SG&A expense increases of $37.4 million; however, this was offset in part by a $9.3 million reduction in SG&A expense associated with the sale of the Potomac News and the North Jersey Herald & News. Excluding the acquisition and disposition transactions, SG&A expense increased $1.5 million or 2.6%.

Depreciation and Amortization

    Depreciation and amortization increased $8.9 million for the first nine months of fiscal year 1998 as compared to the same period of fiscal year 1997. The aforementioned acquisitions caused the majority of the increase in depreciation and amortization expense; however, the increase was offset in part by a $0.8 million reduction in depreciation and amortization expense associated with the sale of the Potomac News and the North Jersey Herald & News.

Interest Expense

    Interest expense increased $10.7 million for the first nine months of fiscal year 1998 as compared to the same period of fiscal year 1997. Interest expense increased primarily as a result of a $157.3 million increase in average debt outstanding primarily associated with acquisitions. This increase was partially offset by a 62 basis point decrease in the average interest rate, mainly associated with the refinancing of Garden State's 10.89% senior notes on October 31, 1996, and a reduction of the borrowing spread on bank debt, which was offset in part by an increase associated with the replacement of $250.0 million of bank debt with the Senior Subordinated Notes issued on October 1, 1997.

Denver Newspapers - Unconsolidated Subsidiary

    Net income applicable to common stock of Denver Newspapers decreased $2.3 million in the first nine months of fiscal year 1998 compared to the same nine-month period of fiscal year 1997. The decrease in net income applicable to common stock at Denver Newspapers was primarily the result of a $18.1 million or 14.1% increase in operating expenses that was only partially offset by the $15.2 million or 10.4% increase in revenue during the same period. The increase in operating expenses were the result of The Denver Post expanding its State news section and increasing State news coverage by adding eleven new regional news bureaus in the third quarter of fiscal year 1998, increased production and newsprint expenses related to increased advertising volumes and cost associated with the start-up of a new press line in late November 1997, and the start-up in the second quarter of fiscal year 1998 of a TMC product in the form of a mailed advertising program which is mailed to non-subscribers. Due to the start-up nature of the TMC, expenses continued to exceed revenues.

Net Income

    ANI recorded an adjusted loss of approximately $6.2 million in the first nine months of fiscal year 1998 after excluding the effect of the $31.8 million pre-tax gain on the sale of the North Jersey Herald & News and $7.1 million of debt issuance cost compared to an adjusted loss of $2.5 million for the same nine-month period of fiscal year 1997 after excluding $4.4 million of debt issuance cost, the $8.8 million extraordinary loss and the $30.9 million pre-tax gain on the sale of the Potomac News. The increase in the adjusted loss is primarily attributable to a $13.7 million increase in operating profit at Garden State that was more than offset by a $10.7 million increase in interest expense, primarily as a result of acquisitions and a $5.2 million increase in tax expense, the majority of which resulted from the sale of the North Jersey Herald & News. The $1.4 million decrease in the equity pick-up from Denver Newspapers also contributed to the increase in the adjusted loss.

Financial Condition and Liquidity

    Net cash flows from operating activities were approximately $36.4 million and $14.6 million for the nine months ended March 31, 1998 and 1997, respectively. The $21.8 million increase in cash flow from operating activities was primarily the result of a $22.7 million increase in operating profit, excluding depreciation and amortization, for the nine months ended March 31, 1998, compared to the same period ended March 31, 1997, combined with a $9.9 million increase in the change in operating assets and liabilities which were offset by a $8.4 million increase in cash interest expense.

    Net cash flows from investing activities were ($184.4) million and ($142.0) million for the nine months ended March 31, 1998 and 1997, respectively. The $42.4 million change was primarily the result of Garden State spending a net $220.1 million on acquisitions in fiscal year 1998 compared to $183.2 million in fiscal year 1997.

    Net cash flows from financing activities were $142.4 million and $126.5 million for the nine months ended March 31, 1998 and 1997, respectively. The change of approximately $15.9 million was primarily attributable to Garden State borrowing a net $149.5 million in the first nine months of fiscal 1998, compared to net borrowings of $140.2 million in fiscal 1997, the majority of which was in conjunction with the previously discussed acquisitions in each fiscal year. A $6.6 million reduction in debt issuance cost and repurchase premiums also contributed to the increase.

Liquidity

    Giving effect to the issuance of $300.0 million of Senior Subordinated Notes and the corresponding paydown of bank debt, Garden State and its subsidiaries had a combined $246.3 million available for future borrowings, net of approximately $4.7 million in outstanding letters of credit at March 31, 1998. Approximately $151.0 million of the availability under the bank credit facility is available solely for future business acquisitions.

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

Denver Newspapers - Unconsolidated Subsidiary

    Denver Newspapers is well capitalized and currently produces cash flows significantly in excess of its capital expenditure and debt service requirements; accordingly, management does not anticipate making any additional capital contributions to Denver Newspapers. At March 31, 1998, Denver Newspapers had $12.8 million available under its revolving credit facility and $1.6 million in letters of credit outstanding. In addition, at March 31, 1998, Denver Newspapers had working capital of approximately $1.8 million.

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

Near Term Outlook

    The previously announced $40 to $50 per metric ton increase in newsprint, which was to be effective April 1, 1998, did not take hold and published market prices for 30-pound newsprint remained at $590 and $595 per metric ton for East Coast and West Coast delivery, respectively. Newsprint suppliers may continue to push for a $40 per metric ton increase; however, with the long standing Fletcher Challenge strike being settled, the additional newsprint coming to market may mute or eliminate an increase in the near term. If a future price increase is successful, it is not expected to have a significant impact on Garden State's cash flows from operations as Garden State expects to purchase approximately 70% of its fiscal 1999 newsprint requirements under fixed price contracts at a weighted average price of approximately $535 per metric ton, subject to quarterly adjustment on a portion of the tonnage. MediaNews Group has entered into fixed price contracts expiring over the next 12 months to two years, to purchase 164,000 metric tons per year, approximately 94,000 of which is currently being allocated to Garden State. Based on current allocations, Denver will have approximately 60% of its newsprint fixed at a weighted average price of approximately $577 per metric ton.

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