Form 10-K405
period 1998-06-30
AFFILIATED NEWSPAPERS INVESTMENTS INC
filed 1998-09-22
CIK 918943

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1998
                                       OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     Class of Voting Stock and Number of Shares               Market Value Held
     Held by Non-affiliates at August 25, 1998                by Non-affiliates
     ------------------------------------------               -----------------
     Class B                     173,576 shares               Unavailable

     The following shares of Common Stock are outstanding at August 25, 1998

                         Class                   Number of Shares
                  ----------------------         -----------------
                  Class B Common Stock                  173,576
                  Class D Common Stock                  664,450
                  Class G Common Stock                  371,960
                  Class GSI Common Stock              1,104,130
                  Class N Common Stock                      230

Documents Incorporated by Reference:  NONE

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Affiliated Newspapers Investments, Inc. (the "Company" or "ANI"), is one of the largest privately controlled newspaper publishing companies in the United States. The newspapers currently published by the Company have a combined daily and Sunday paid circulation of approximately 1,510,000 and 1,638,000, respectively, as of March 31, 1998 including the August 22, 1998 acquisition of the CHARLESTON DAILY MAIL, published in Charleston, West Virginia. Garden State Newspapers, Inc. ("Garden State"), a wholly owned subsidiary of ANI, founded in March 1985 by William Dean Singleton and Richard B. Scudder, currently owns and operates 34 market dominant daily and 93 non-daily newspapers in ten states (including suburban markets in close proximity to the San Francisco Bay area, Los Angeles, Philadelphia, Omaha and Boston.) The Company's principal sources of revenue are print advertising and circulation sales. Other sources of revenue include commercial printing and electronic advertising. Denver Newspapers, Inc. ("Denver Newspapers"), a 60% owned subsidiary of ANI, operates, THE DENVER POST, located in Denver, Colorado. Denver Newspapers also currently owns 4 daily and 7 weekly newspapers published in Colorado.

     The operating results of ANI are the same as the operating results of Garden State, except for ANI's income in Denver Newspapers and ANI's separate administrative and debt expenses, since ANI historically has had no operations of its own other than its investment in Garden State, its only consolidated subsidiary. ANI accounts for its investment in Denver Newspapers using the equity method of accounting.

     The Company has grown significantly through internal growth and by making strategic acquisitions in markets which the Company believes have above average growth potential. The Company's primary acquisition focus is on newspaper markets contiguous to its own, allowing it to realize certain operating synergies. The Company refers to this acquisition strategy as clustering. A majority of the Company's newspapers are located in regional clusters, allowing them to achieve higher operating margins through efficient use of labor and equipment and by providing opportunities to cross-sell advertising. Management occasionally divests newspaper properties that no longer fit a cluster strategy and, in management's opinion, the value of such newspaper properties has been maximized. This strategy has enabled the Company to reinvest sale proceeds in newspaper properties that can be clustered, allowing the Company to achieve greater internal revenue and EBITDA growth in the future, while reducing its leverage ratio (as defined in Garden State's Bank Credit Agreement).

     The Company's newspapers are geographically diverse and generally positioned in markets with limited direct competition for local newspaper advertising. Management believes the Company's newspaper markets, taken as a whole, have above average population and sales growth potential. Most suburban and small city daily newspapers, such as the newspapers owned by the Company, have leading or sole positions in the geographic areas they serve. Only a few cities in the United States contain more than one primary daily newspaper, the majority of which are in major metropolitan markets. Additionally, start-ups of new daily newspapers in suburban markets with a pre-existing local newspaper are rare. Suburban newspapers address the specific needs of the community by publishing a broad spectrum of local news, as well as advertiser-specific editions, which television, because of its broader geographic coverage, is unwilling or unable to provide. Thus, in many communities the local newspaper provides a combination of social and economic services in a way in that only it can provide, making it attractive for both consumers and advertisers.

     Sizeable weekly newspapers are generally found in and around metropolitan areas in addition to smaller towns and cities. Suburban weeklies, such as the weekly newspapers operated by North Jersey Newspaper Company, Alameda Newspaper Group and Los Angeles Newspaper Group, divisions of Garden State, have several advantages over metropolitan dailies, including a lower cost structure, the ability to publish only on their most profitable days (i.e., one midweek and one weekend day), the ability to more effectively exploit zoned advertising and avoid expensive investments in wire services and syndicated feature material. Zoned advertising permits small merchants, individual classified and other advertisers to advertise solely in their own local areas at a cost lower than that of a full-run metropolitan daily newspaper. Thus, the typical suburban weekly newspaper has a broader advertiser base and does not rely to the same degree as a metropolitan daily on major retailers for advertising revenues.

INDUSTRY BACKGROUND

     Newspaper publishing is the oldest and largest segment of the media industry. Due to a focus on local news, newspapers remain the dominant medium for local advertising and, in calendar year 1997, accounted for more than 47.1% of all local media advertising expenditures in the United States. In addition, in calendar year 1997, U.S. newspaper advertising expenditures reached an all time high of approximately $41.3 billion, representing a compounded annual growth rate of 6.2% since 1980. Newspapers continue to be the best medium for retail advertising which emphasizes the price of goods, in contrast to television which is generally used for image advertising.

     The number of adult readers of daily and Sunday newspapers is reported to have increased from 106.0 million and 106.7 million in 1980 to 112.2 million and 127.6 million in 1997, respectively, representing compounded annual growth rates of .33% and 1.06%, respectively. Readers of daily and Sunday newspapers tend to be more highly educated and have higher incomes than non-newspaper readers. For instance, 67% of college graduates and 69% of households with income greater than $75,000 are reported to read a daily newspaper, compared to 59% of high school graduates and 53% of households with income less than $40,000. Management believes that newspapers continue to be the most cost-effective means for advertisers to reach this highly targeted demographic group.

     Total morning daily and Sunday national circulation has increased from
29.4 million and 54.7 million in 1980 to 45.4 million and 60.5 million in 1997, respectively, representing compounded annual growth rates of 2.6% and 0.6%, respectively. Total reported daily circulation, including evening editions, however, declined nationally from 62.2 million in 1980 to 56.7 million in 1997, or 0.5% annually. This decrease can be directly attributable to the national decline in circulation of evening newspapers, which is reported to have decreased from 32.8 million in 1980 to 11.3 million in 1997, or 6.1% annually, as a result of an inability to compete with existing morning newspapers in the same city, which in most cases caused the evening newspaper to shut down, or as a result of evening newspapers converting to morning. Circulation statistics for suburban daily newspapers are not published separately from circulation statistics for daily newspapers as a whole. Reliable circulation statistics for weekly newspapers are not available.

     Newspaper advertising revenues are cyclical and are generally affected by changes in national and regional economic conditions. Classified advertising, which makes up approximately one-third of newspaper advertising revenues, is the most sensitive to economic improvements or slowdowns as it is primarily affected by the demand for employment, real estate transactions and automotive sales. Growth in newspaper advertising has exceeded growth in the Gross National Product ("GDP") in every calendar year since 1993 and, in calendar year 1997, newspaper advertising spending grew 8.5% while the GDP grew by only 5.8%.

RECENT ACQUISITIONS AND DISPOSITIONS

Acquisitions:

     On August 22, 1998, the Company acquired a 50% interest in Charleston Newspapers for approximately $47.0 million. Charleston Newspapers is a joint venture, which publishes the CHARLESTON GAZETTE, (morning) and CHARLESTON DAILY MAIL, (evening) six days a week and the SUNDAY GAZETTE-MAIL, under the terms of a Joint Operating Agreement (JOA). The acquisition included rights to the masthead of the CHARLESTON DAILY MAIL; thus, Company is responsible for the editorial content of the CHARLESTON DAILY MAIL.

     FISCAL 1998

     On May 11, 1998 the Company acquired substantially all the assets used in the publication of THE TRI-CITY WEEKLY, a weekly newspaper published in Eureka, California for approximately $2.6 million in cash plus a covenant not to compete with the prior owners with a discounted value of approximately $0.5 million.

     On May 1, 1998, the Company acquired substantially all the assets used in the publication of the VALLEY NEWS TODAY, a morning newspaper published five times a week in Shenandoah, Iowa and seven weekly publications distributed primarily in and around Shenandoah and Dennison, Iowa. These assets were purchased for approximately $5.1 million in cash plus an adjustment for working capital and covenant not to compete with the prior owners, with a discounted value of approximately $0.6 million.

     On January 29, 1998, the Company acquired substantially all the assets used in the publication of the DAILY NEWS, a daily newspaper published in the San Fernando Valley of Los Angeles, California, for approximately $130.0 million, which included working capital approximately $2.0 million.

     On December 16, 1997, the Company acquired substantially all the assets used in the publication of the PRESS-TELEGRAM, a daily newspaper published in Long Beach, California, for approximately $38.2 million in cash, plus an adjustment for working capital.

     On July 31, 1997, the Company acquired substantially all the assets used in the publication of THE SUN, an evening newspaper published in Lowell, Massachusetts. The assets were purchased for $49.0 million in cash plus a covenant not to compete with the prior owners with a discounted value of approximately $11.8 million.

     FISCAL 1997

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

     On October 31, 1996, the Company acquired substantially all the assets used in the publication of the PASADENA STAR-NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD and THE EVENING SUN, daily newspapers distributed primarily in Pasadena, West Covina, Whittier and Eureka, California, and Hanover, Pennsylvania, respectively, and seven weekly newspapers distributed in and around these same cities, for a total of approximately $130.0 million in cash.

     In conjunction with the sale of the Johnstown Tribune Publishing Company (discussed below), the Company acquired substantially all the assets used in the publication of the NORTH ADAMS TRANSCRIPT and the BRIDGETON NEWS, daily newspapers published in North Adams, Massachusetts, and Bridgeton, New Jersey, respectively.

     FISCAL 1996

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

Dispositions:

     FISCAL 1998

     On December 5, 1997, the Company sold substantially all the assets used in the publication of the NORTH JERSEY HERALD & NEWS and sixteen weekly publications for $43.0 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $31.8 million, net of selling expenses

     FISCAL 1997

     On February 13, 1997, the Company sold substantially all the assets used in the publication of the POTOMAC NEWS and two weekly publications for $47.7 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $30.6 million, net of selling expenses.

     FISCAL 1996

     On May 1, 1996, the Company sold the common stock of the Johnstown Tribune Publishing Company, which publishes THE TRIBUNE-DEMOCRAT and two weekly newspapers distributed in and around Johnstown, Pennsylvania, for $32.6 million in cash and the assets of six daily newspapers and eight weekly newspapers. The sale of the Johnstown Tribune Publishing Company resulted in a pre-tax gain of approximately $8.3 million. Immediately upon the completion of the transaction, four of the daily and seven of the weekly newspapers acquired were sold for $15.7 million to The Denver Post Corporation, an affiliate of the Company. No gain or loss was recognized on the sale to The Denver Post Corporation.

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

     CIRCULATION GROWTH. The Company believes that circulation growth is essential to the creation of long-term franchise value at its newspapers. Accordingly, the Company has and will continue to invest in telemarketing and promotional campaigns to increase circulation and readership. The Company has also established management incentive programs which reward its publishers for circulation growth at each of its daily newspapers. As a result of management's commitment to circulation growth, the Company is one of the few newspaper groups which has consistently grown in circulation, year over year, on a combined basis (excluding the effect of acquisitions).

     COST CONTROL. Each of the Company's newspapers emphasizes cost control with a particular focus on managing staffing requirements. At newspapers with collective bargaining units, management strives to enter into long-term agreements with moderate annual increases. In addition, the Company further controls labor costs through investments in state-of-the-art production equipment that improves production efficiencies. Management is equally focused on newsprint cost control. Each of the Company's newspapers benefits from discounted newsprint costs through its relationship with MediaNews Group, Inc., ("MNG", see MediaNews Group, Inc.'s Management of Newspaper Operations) the seventh largest newspaper group in the United States in terms of circulation as of September 30, 1997. The Company's newspapers buy newsprint from several suppliers, under arrangements covering MNG affiliates, resulting in what management believes are some of the most favorable newsprint prices in the industry. Through MNG, the Company has available to it fixed price newsprint contracts with certain suppliers, expiring over the next twelve months to two years, as well as newsprint purchasing arrangements with certain of its other suppliers which delay the adverse effect of newsprint price increases. Based on expected newsprint utilization at Garden State, approximately 41% of the Company's annual newsprint consumption for fiscal 1999 will be covered by fixed price contracts, at prices which are currently well below market.

     In order to further control newsprint costs while improving customer satisfaction, beginning in October of 1995, the Company began converting all its newspapers to a 50-inch web width. Prior to such conversions, the Company's newspapers had either 54 or 55-inch web widths. These conversions have permanently reduced the Company's newsprint consumption in excess of 8%. At June 30, 1998, all the Company's newspapers, except certain recent acquisitions, were printed using a 50-inch web width.

     STRATEGIC TECHNOLOGICAL INVESTMENTS. To take advantage of the increasing use of the world wide web and the future advertising growth opportunities, MNG established MediaNEWS Technologies ("MNT") to develop and maintain websites for each of the Company's daily newspapers. MNT has developed websites to provide an online editorial presence and full online classified services for each of the Company's daily newspapers. In addition, the Company has established a strategic relationship with AD-ONE, which has provided greater access to the Company's web site and classified advertising. Although the Company believes that providing an online product is important to broadening the presence of its newspapers in their respective communities and ultimately increasing the Company's revenues through such value added services, the Company believes almost all of its customers prefer the newspaper in a printed form. By being the leading, and in certain instances the sole, provider of local news in most of its markets, management believes that its newspapers are well positioned to meet and benefit form its customers need for information, whether in print or electronic form. The Company's newspaper website can be found at www.newschoice.com.

     Management believes that successful implementation of the operating strategy described above will position the Company to continue to achieve internal growth. The Company may, from time to time, seek strategic or targeted newspaper acquisitions and dispositions such as the acquisitions previously discussed. The Company continually reviews newspaper acquisition candidates that it believes are underperforming in terms of operating cash flows but has an established history of strong readership and advertiser loyalty and are available at attractive prices. Such acquisitions will only be made in circumstances in which management believes that such acquisitions would contribute to the Company's overall growth strategy, whether through revenue growth and/or cost reduction opportunities, and represent attractive values based on price.

MEDIANEWS GROUP, INC.'S MANAGEMENT OF NEWSPAPER OPERATIONS

     MNG provides certain corporate services to the Company and its subsidiaries. Garden State and Denver Newspapers have engaged MNG to operate and manage their business affairs and newspapers under the terms of a management agreement. MNG, which is owned entirely by Messrs. Singleton and Scudder, allocates its expenses as management fees to each affiliate based upon the amount of time and resources devoted to each affiliate. Management fees are based upon MNG's actual expenses.

     Services provided by MNG to Garden State and Denver Newspapers include accounting, tax, merger and acquisition, purchasing, corporate advertising sales and administration, human resource and labor administration, treasury functions, and budget and operating plan review. In addition, MNT, a division of MNG, provides electronic media services, including website development and maintenance, to each of the Company's daily newspapers.

     MNG's commitment to editorial quality is an integral part of its overall management strategy. While MNG does not maintain any centralized editorial control over the newspapers it manages, MNG does maintain high standards for local news coverage by utilizing its extensive contacts, trade reputation and opportunities for career advancement throughout the Company and its affiliates to attract and retain talented editorial personnel. MNG is currently constructing a website to post press releases, annual and quarterly financial data, as well as additional information on MNG and its affiliates. This website is located at www.medianewsgroup.com.

                                 MAP INSERT PAGE

NEWSPAPER PROPERTIES

GARDEN STATE NEWSPAPER PROPERTIES

     The following is a list of newspaper published by the Company as of the date of this report. The map on the preceding page, reflects the Company's clustering strategy.

     ALAMEDA NEWSPAPER GROUP. The Alameda Newspaper Group is located in Alameda County, approximately 20 miles east of San Francisco, California, and publishes six morning newspapers. The Alameda Newspaper Group consists of THE OAKLAND TRIBUNE, THE DAILY REVIEW, TRI-VALLEY HERALD, THE ARGUS, ALAMEDA TIMES-STAR and SAN MATEO COUNTY TIMES. All the newspapers except the SAN MATEO COUNTY TIMES also publish a Sunday newspaper. These newspapers cover the city of Oaland, California, and affluent suburban markets located immediately south, southeast and southwest of Oakland in Alameda County and San Mateo County. The Alameda Newspaper Group also publishes THE ALAMEDA ACCENT, SAN BRUNO HERALD, DALY CITY RECORD/BRISBANE BEE, TIMES WEEKEND, MILLBRAE RECORDER-PROGRESS and THE COASTSIDE CHRONICLE on Saturday. The Alameda Newspaper Group had total daily and Sunday paid circulation of approximately 214,000 and 171,000 as of March 31, 1998.

     LOS ANGELES NEWSPAPER GROUP. The Los Angeles Newspaper Group is located in Los Angeles County, California, and publishes five morning daily newspapers. The Los Angeles Newspaper Group consists of the DAILY NEWS, the PRESS-TELEGRAM, the PASADENA STAR-NEWS, the SAN GABRIEL VALLEY TRIBUNE, and WHITTIER DAILY NEWS. These newspapers cover the San Fernando Valley, Long Beach, Pasadena, West Covina and Whittier, California, respectively. The Los Angeles Newspaper Group also publishes several weekly newspapers the HIGHLANDER newspapers, CHEERS, CLASS FORCE, PASADENA COMMERCE, THE REAL ESTATE WEEKLY, STAR WATCH, THE STAR, WHITTIER REVIEW, THE SHOPPER, and EL ECONOMICO and VECINOS DEL VALLE, (Spanish language newspapers) which are distributed in and around these same cities. The Los Angeles Newspaper Group had total daily and Sunday paid circulation of approximately 418,000 and 450,000, respectively, as of March 31, 1998.

     YORK. York Newspaper Company, a partnership owned 57.5% by York Newspaper, Inc. ("YNI"), a wholly owned subsidiary of Garden State Investments, Inc. ("GSI"), publishes THE YORK DISPATCH, the YORK SUNDAY NEWS and THE YORK DAILY RECORD in York, Pennsylvania, approximately 30 miles south of Harrisburg, Pennsylvania. These newspapers are published under the terms of a joint operating agreement ("JOA"). Under the terms of the JOA, all operations, other than news and editorial, are controlled by the partnership. YNI maintains its own editorial staff and produces the editorial content of both THE YORK DISPATCH and the YORK SUNDAY NEWS. The York Newspaper Company also publishes the WEEKLY RECORD each Tuesday. The York Newspaper Company had daily and Sunday paid circulation of approximately 82,000 and 93,000, respectively, as of March 31, 1998.

     LOWELL. THE SUN, acquired July 31, 1997, is located in Lowell, Massachusetts, approximately 30 miles north of Boston, and publishes an evening newspaper five days a week and morning editions on Saturday and Sunday. THE SUN had daily and Sunday paid circulation of approximately 52,000 and 56,000, respectively, as of March 31, 1998.

     EASTON. THE EXPRESS-TIMES is located in Easton, Pennsylvania, approximately 60 miles north of Philadelphia, Pennsylvania, and publishes a morning newspaper seven days a week. THE EXPRESS-TIMES also publishes five weekly newspapers: THE BETHLEHEM STAR, TWO RIVERS SHOPPING TIMES, BANGOR HOMETOWN NEWS, THE NAZARETH U.S. and the HUNTERDON MARKETPLACE, which are distributed in the area surrounding Easton, Pennsylvania. THE EXPRESS-TIMES had total daily and Sunday paid circulation of approximately 50,000 and 48,000, respectively, as of March 31, 1998.

     PITTSFIELD. THE BERKSHIRE EAGLE is located in Pittsfield, Massachusetts, approximately 30 miles southeast of Albany, New York, and publishes a morning newspaper seven days a week. THE BERKSHIRE EAGLE also publishes a weekly newspaper, THE SHOPPER, a broadsheet shopper circulated free to non-subscribers in Berkshire County. THE BERKSHIRE EAGLE had total daily and Sunday paid circulation of approximately 30,000 and 35,500, respectively, as of March 31, 1998.

     WOODBURY. The GLOUCESTER COUNTY TIMES is located in Woodbury, New Jersey, approximately 15 miles south of Philadelphia, Pennsylvania, and publishes an evening newspaper five days a week and a Sunday newspaper. The GLOUCESTER COUNTY TIMES also publishes THE ADVERTISER, a weekly shopper. The GLOUCESTER COUNTY TIMES had total daily and Sunday paid circulation of approximately 29,000 and 30,000 respectively as of March 31, 1998.

     LAS CRUCES. The LAS CRUCES SUN-NEWS is located in Las Cruces, New Mexico, approximately 45 miles north of El Paso, Texas, and publishes a morning newspaper seven days a week. The LAS CRUCES SUN-NEWS also publishes the VOZ DEL VALLE, a weekly Spanish language newspaper, and THE SHOPPING TIMES, a weekly shopper. The LAS CRUCES SUN-NEWS had total daily and Sunday paid circulation of approximately 23,000 and 24,000, respectively, as of March 31 1998.

     EUREKA. The TIMES-STANDARD is located in Eureka, California, approximately 250 miles north of San Francisco, and publishes a morning newspaper seven days a week. The TIMES-STANDARD also publishes three weekly newspapers, TIMES-STANDARD PLUS, ON THE MARKET and TRI-CITY WEEKLY, which are distributed in and around the areas surrounding Eureka, California. The TIMES-STANDARD had daily and Sunday circulation of approximately 22,000 and 23,000, respectively, as of March 31, 1998.

     LEBANON. The LEBANON DAILY NEWS is located in Lebanon, Pennsylvania, approximately 35 miles northeast of York, Pennsylvania, and 30 miles east of Harrisburg, Pennsylvania. The LEBANON DAILY NEWS publishes an evening newspaper five days a week, and morning editions on Saturday and Sunday. The LEBANON DAILY NEWS also publishes the PALM ADVERTISER, a weekly newspaper, which is distributed around Lebanon, Pennsylvania. Daily and Sunday paid circulation at the LEBANON DAILY NEWS was approximately 21,000 at March 31, 1998.

     HANOVER. THE EVENING SUN is located in Hanover, Pennsylvania, approximately 20 miles southwest of York, Pennsylvania, and 40 miles south of Harrisburg, Pennsylvania. THE EVENING SUN publishes an evening newspaper five days a week and morning editions on Saturday and Sunday. THE EVENING SUN also publishes a weekly newspaper, THE COMMUNITY SUN. THE EVENING SUN had daily and Sunday paid circulation of approximately 21,000 at March 31, 1998.

     FITCHBURG. The SENTINEL & ENTERPRISE is located in Fitchburg, Massachusetts, approximately 40 miles northwest of Boston, Massachusetts, and approximately 30 miles west of Lowell, Massachusetts, and publishes an evening newspaper five days a week and morning editions on Saturday and Sunday. The SENTINEL & ENTERPRISE also publishes three weekly newspapers:
NORTH COUNTY LEADER, THE WEEKENDER PLUS and THE INDEPENDENT, which are distributed in and around areas surrounding Fitchburg, Massachusetts. The SENTINEL & ENTERPRISE had total daily and Sunday paid circulation of approximately 20,000 at March 31, 1998.

     COUNCIL BLUFFS. THE DAILY NONPAREIL is located in Council Bluffs, Iowa, which is adjacent to Omaha, Nebraska, on the Missouri River. THE DAILY NONPAREIL publishes an evening newspaper five days a week and morning editions on Saturday and Sunday. THE DAILY NONPAREIL also publishes THE VALLEY NEWS TODAY, a morning paper published five days a week distributed in and around Shenandoah, Iowa. In addition, THE DAILY NONPAREIL also publishes nine weekly newspapers: THE MIDLANDS SHOPPER GUIDE, AD-VISOR, ESSEX INDEPENDENT, DENNISON BULLETIN, DENNISON REVIEW, MEAT EMPIRE SAVINGS GUIDE, VALLEY NEWS LIFE, WEEKLY TIMES and CLARINDA HERALD-JOURNAL, which are distributed in the areas surrounding Council Bluffs, Shenandoah, and Dennison, Iowa. At March 31, 1998, THE DAILY NONPAREIL had daily and Sunday paid circulation of approximately 17,000 and 18,000, respectively.

     BRATTLEBORO. The BRATTLEBORO REFORMER is located in Brattleboro, Vermont, approximately 65 miles east of Albany, New York, and publishes a morning newspaper seven days a week. The BRATTLEBORO REFORMER had daily and weekend circulation of approximately 11,000 and 12,000 at of March 31, 1998, respectively.

     SALEM. TODAY'S SUNBEAM is located in Salem, New Jersey, approximately 35 miles south of Philadelphia, Pennsylvania, and publishes a morning paper six days a week. TODAY'S SUNBEAM also publishes THE RECORD, a weekly newspaper. TODAY'S SUNBEAM had total daily and Sunday circulation of approximately 11,000 as of March 31, 1998.

     BRIDGETON. The BRIDGETON NEWS is located in Bridgeton, New Jersey, approximately 40 miles south of Philadelphia, Pennsylvania, and publishes an evening newspaper six days a week. The BRIDGETON NEWS also publishes the MILLVILLE SHOPPER NEWS, a weekly newspaper. The BRIDGETON NEWS had daily circulation of approximately 9,000 as of March 31, 1998.

     NORTH ADAMS. The NORTH ADAMS TRANSCRIPT is located in North Adams, Massachusetts, approximately 30 miles east of Albany, New York, and publishes an evening newspaper six days a week and a weekly newspaper, THE TRANSCRIPT SPOTLIGHT. The NORTH ADAMS TRANSCRIPT had daily circulation of 8,000 at
March 31, 1998.

     BENNINGTON. The BENNINGTON BANNER is located in Bennington, Vermont, approximately 35 miles east of Albany, New York, and publishes a morning newspaper seven days a week. The BENNINGTON BANNER also publishes the MANCHESTER JOURNAL, a paid weekly newspaper distributed on Wednesdays in Manchester, Vermont, and THE BENNINGTON SHOPPER, a free weekly shopper. The BENNINGTON BANNER had daily circulation of approximately 8,000 as of March 31, 1998.

     NORTH JERSEY NEWSPAPERS COMPANY. North Jersey Newspapers Company publishes twenty-nine weekly newspapers which are distributed primarily in central New Jersey. The weeklies, most of which are free distribution publications in Warren, Somerset, Morris and Union Counties have a midweek and weekend distribution of approximately 38,000 as of March 31, 1998.

     GRAHAM. THE GRAHAM LEADER is located in Graham, Texas, approximately 90 miles northwest of Fort Worth, Texas. THE GRAHAM LEADER is a biweekly newspaper with total paid circulation of approximately 4,900 as of March 31, 1998. The Graham Leader also publishes the LAKE COUNTRY SUN, the LAKE COUNTRY SHOPPER, and THE OLNEY ENTERPRISE each Thursday. In addition, the JACKSBORO GAZETTE-NEWS and THE JACK COUNTY HERALD are weekly newspapers published each Monday and Thursday, respectively.

RECENT ACQUISITION

     CHARLESTON NEWSPAPERS. On August 22, 1998, Garden State acquired a 50% interest in CHARLESTON NEWSPAPERS, a joint venture which publishes CHARLESTON DAILY MAIL, CHARLESTON GAZETTE and THE SUNDAY GAZETTE-MAIL, in Charleston, West Virginia. These newspapers are published under the terms of a JOA. Under the terms of the JOA, all operations, other than news and editorial are controlled by the joint venture. Garden State Newspaper is responsible for maintaining the editorial staff and producing the editorial content for the CHARLESTON DAILY MAIL. Charleston Newspapers had daily and Sunday circulation of approximately 93,000 and 102,000, respectively, as of March 31, 1998.

DENVER NEWSPAPERS -- UNCONSOLIDATED SUBSIDIARY

     THE DENVER POST. THE DENVER POST had daily and Sunday paid circulation of approximately 354,000 and 491,000, respectively, as of March 31, 1998. THE DENVER POST is a traditional broadsheet-formatted newspaper. Management believes that THE DENVER POST is one of the most respected newspapers in its region, serving as the preferred choice for printed news. Management also believes that THE DENVER POST'S editorial quality and content, as well as its broadsheet format, provide it with a competitive advantage which has contributed to THE DENVER POST being more successful than its primary competitor at attracting newspaper readers moving into the Denver metropolitan area. As of March 31, 1998, THE DENVER POST had daily and Sunday circulation market share of approximately 52.1% and 53.0%, respectively.

     EASTERN COLORADO PUBLISHING COMPANY. Eastern Colorado publishes the FORT MORGAN TIMES, the JOURNAL-ADVOCATE and the LAMAR DAILY NEWS, daily newspapers published in Fort Morgan, Sterling and Lamar, Colorado, with combined daily circulation of approximately 11,900 as of March 31, 1998. Each of these daily newspapers also publishes a weekly newspaper which includes the MORGAN TIMES REVIEW, J. A. SHOPPER and the TRI-STATE. These weekly newspapers are distributed free in and around each of the daily newspaper's geographic markets. Eastern Colorado also publishes the AKRON NEWS REPORTER, BRUSH NEWS-TRIBUNE, JULESBURG ADVOCATE, THE BURLINGTON RECORD, paid weekly newspapers distributed in Akron, Brush, Julesburg and Burlington, Colorado.

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

     Advertising revenue includes RETAIL (local and national department stores, specialty shops and other retailers), NATIONAL (national advertising accounts), and CLASSIFIED advertising (employment, automotive, real estate and personals). The contributions of Retail, National, Classified and Circulation revenues to total revenues for fiscal years 1998, 1997 and 1996 were as follows:

                                           Fiscal years ended June 30,
                                        --------------------------------
                                        1998          1997          1996
                                        ----          ----          ----
      Retail........................      41%           42%          44%
      National......................       4             3            3
      Classified....................      35            35           34
      Circulation...................      16            16           16
      Other.........................       4             4            3
                                         ----          ----         ----
                                         100%          100%         100%
                                         ----          ----         ----
                                         ----          ----         ----

     Retail revenues as a percentage of total revenues have declined over the last two years as a result of the strong performance of Classified advertising associated with a strong economy and low unemployment and strong National advertising revenue growth in fiscal 1998.

NEWSPRINT

     Newsprint represents one of the largest costs of producing a newspaper. The Company's newspapers buy newsprint from several suppliers under arrangements covering MNG affiliates, resulting in what management believes are some of the most favorable newsprint prices in the industry. In fiscal years 1998, 1997 and 1996, the Company's subsidiaries consumed approximately 99,900, 76,000, and 62,400 tons of newsprint, respectively, and, during the same periods, incurred newsprint expense of approximately $54.4 million, $41.1 million, and $42.5 million, respectively. Newsprint expense as a percentage of revenue for fiscal year 1998, 1997 and 1996 was 13.1%, 13.6%, and 18.5%, respectively. Newsprint expense varies between years because of fluctuations in prices and consumption. Newsprint expense as a percentage of revenue showed no significant change in fiscal 1998 over fiscal 1997. Newsprint expense as a percentage of revenue decreased in fiscal 1997 over 1996, primarily because of a decrease of approximately 25% in the average cost per ton of newsprint consumed and a reduction in consumption from the implementation of the 50 inch web-width. See "Near Term Outlook" on page 26 for additional discussion of newsprint pricing.

EMPLOYEE RELATIONS

     Garden State and Denver Newspapers combined employ approximately 5,200 full-time and 2,300 part-time employees. Approximately 2,400 full-time and part-time employees at subsidiaries are covered by collective bargaining agreements, of which approximately 1,500 of these employees are union employees at THE DENVER POST. Currently, THE DENVER POST has seven collective bargaining units represented by labor unions. The machinist and press operators have active contracts that expire on December 31, 1999 and August 2, 2002. Contracts with the remaining five collective bargaining units have expired and THE DENVER POST is currently involved in ongoing negotiation with the unions. Approximately 900 full-time and part-time employees are covered by collective bargaining agreements at subsidiaries of Garden State.

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

COMPETITION

     GENERAL

     Each of the Company's newspapers competes to varying degrees with magazines, radio, television and cable television, as well as with some weekly publications and other advertising media, including electronic media, for advertising and circulation revenue. Competition for newspaper advertising is largely based upon circulation, price and the content of the newspaper. A newspaper's coverage of the market, generally determined by household penetration, is of significant importance to advertisers and directly affects a newspaper's share of total advertising revenues in the market. Management believes, however, that advertisers generally regard newspaper advertising as the most effective method of advertising promotions and pricing as compared to television, which is generally used to advertise image. The Company may from time to time, compete with other companies which have greater financial resources than the Company.

     GARDEN STATE

     Garden State's suburban and small city daily newspapers are the dominant local news and information source, with strong name recognition in their market and no direct competition from similar daily newspapers published in their markets. However, with most small daily newspapers, some circulation competition exists from larger daily newspapers which are usually published in nearby metropolitan areas. Management believes larger daily newspapers with circulation in Garden State's newspaper markets generally do not compete in any meaningful way for local advertising revenues, a newspaper's main source of revenues. Garden State's daily newspapers capture the largest share of local advertising as a result of their direct coverage of the market. In addition, management believes advertisers generally regard newspaper advertising as the most effective method of advertising promotions and pricing as compared to television, which is generally used to advertise image. Free weekly newspapers generally depend solely upon advertising revenue and the distribution of preprinted advertising circulars.

     DENVER NEWSPAPERS

     THE DENVER POST competes with the ROCKY MOUNTAIN NEWS, which is owned by The E. W. Scripps Company. Competition for newspaper advertising in Denver is largely based upon circulation volumes and demographics, price and the content of the newspaper. The competition experienced by the Eastern Colorado newspapers is similar to that of Garden State, as previously discussed, although these markets are more isolated from metropolitan areas than many of Garden State's markets.

     ELECTRONIC MEDIA

     Many newspaper companies are now publishing news and other content on the world wide web. In addition, there are several new start-up companies which have developed sites on the world wide web which are, by design, advertising and/or subscription supported. Many of these sites target specific types of advertising such as employment and automotive classified.

     Due to many issues associated with advertising on the world wide web, such as fragmentation and lack of meaningful research on viewers and penetration levels, the Company does not view the world wide web as a competitive threat today. However, as the issues mentioned above are resolved, advertising on the world wide web is expected to grow to meaningful levels. Accordingly, the Company has developed a strategy which it believes will allow it to participate in the advertising growth on the world wide web.

     In April 1997, MNG moved the electronic media group of Alameda Newspaper Group to its Denver headquarters and established MNT, the electronic publishing division of MNG. MNT is responsible for developing and maintaining the website for the Company and each of its daily newspapers. In addition, MNT has and is continuing to develop strategic alliances to enhance content, functionality and delivery. Such strategic alliances include Microsoft, Pantheon, Navidec and Ad-One Classified. The Company believes the design, functionality and content of its websites will attract viewers to continually return to its website(s) for news and information, a key for advertisers. All of the Company's newspapers currently on-line can be located at www.newschoice.com.

ITEM 2.  PROPERTY

     Garden State's production facilities are, in most cases, complete newspaper and office facilities. The principal operating facilities owned by Garden State are located in Hayward, San Mateo, Union City, West Covina, Long Beach, Woodland Hills, Valencia and Eureka, California; Council Bluffs, Iowa, Bridgeton and Woodbury, New Jersey; Easton, York, Hanover and Lebanon, Pennsylvania; Pittsfield, North Adams, Lowell and Fitchburg, Massachusetts; Las Cruces, New Mexico; Bennington and Brattleboro, Vermont; and Graham, Texas. Facilities located in Oakland, Pasadena and Pleasanton, California, are operated under long-term leases. The principal operating facilities of Denver Newspapers are located in Denver, Fort Morgan, Lamar and Sterling, Colorado. Denver Newspapers also leases certain facilities in Denver, Colorado.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Class B common stock has no established trading market and is not widely held. As of August 25, 1998, there were 10 holders of record of the Company's Class B common stock.

     The Company's Class D, GSI and N common stock is not registered; therefore, no public market exists for these classes of common stock. On August 25, 1998, the Class D, GSI and N common stock had 7, 11, 10 and 12 holders of record, respectively.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                      FISCAL YEARS ENDED JUNE 30,
                                                --------------------------------------------------------------------
                                                   1998           1997         1996            1995           1994
                                                ----------     ----------    ---------      ----------    ----------
                                                                    (In thousands, except per share data)
INCOME STATEMENT DATA(a):
Revenues
   Advertising..........................        $ 331,999      $ 242,914     $ 197,954      $ 179,268     $ 159,653
   Circulation..........................           67,924         48,451        39,930         30,517        25,198
   Other................................           14,383         11,537         7,546          3,260         1,792
                                                ----------     ----------    ---------      ----------    ----------
Total Revenues..........................          414,306        302,902       245,430        213,045       186,643

Cost of Sales...........................          145,412        106,939        98,469         79,098        68,531
Selling, General and Administrative.....          168,092        125,234       100,290         88,889        79,217
Management Fees.........................            2,757          2,205         2,008          1,666         1,552
Depreciation and Amortization...........           38,857         24,689        21,841         18,709        19,900
Interest Expense .......................           63,991         48,370        41,932         38,611        25,982
Gain on Sale of Newspaper...............           31,829         30,575         8,291          4,153         6,536
Income (Loss) in Unconsolidated
  Subsidiary............................            5,558          9,287         2,541          5,748         8,646

Income (Loss) Before Income Taxes,
   Cumulative Effect of Accounting
   Change and Extraordinary gain........           21,198         27,332       (12,789)        (5,436)      (13,260)
Net Income (Loss).......................           16,406         17,494       (10,932)        (8,293)      (10,749)

Earnings Per Share......................        $    7.09      $    7.56     $   (4.72)     $   (3.58)    $   (7.54)

OTHER FINANCIAL DATA:
Capital Expenditures....................        $   9,683      $   8,836     $   8,079      $   4,284     $   3,380
Cash Flow from:
  Operating Activities..................           55,350         31,238         8,658         22,876         7,039
  Investing Activities..................         (207,026)      (148,657)        6,900          1,255       (15,840)
  Financing Activities..................          143,731        121,748       (28,226)       (15,742)        9,305
EBITDA(b)...............................           98,045         68,524        44,663         43,392        37,343

BALANCE SHEET DATA:
Total Assets............................        $ 659,258      $ 428,560     $ 245,665      $ 252,926     $ 251,158
Long-Term Debt  and Capital
   Leases...............................          667,589        482,401       325,700        324,442       322,937
Other Long-Term Liabilities and
   Obligations..........................            6,963          5,488         8,101          5,042         3,852
Total Shareholders' Deficit.............          (97,617)      (114,023)     (131,517)      (120,585)     (112,292)


---------------------------------
(FOOTNOTES ON THE FOLLOWING PAGE)

(a) Revenues and operating expenses are affected by the following acquisition and disposition transactions. The revenue numbers provided below are from the actual fiscal year results of operations of the respective newspapers since the date of acquisition or prior to their disposition.

    (I) On May 31, 1994, a subsidiary of the Company purchased the assets of THE EXPRESS-TIMES, which contributed $1.5 million to fiscal 1994 revenues of the Company.

    (II) On June 27, 1994, a subsidiary of the Company closed the YPSILANTI PRESS, a daily newspaper published in Ypsilanti, Michigan, and sold its circulation list for $9.0 million. The sale resulted in a pre-tax gain of approximately $6.5 million. This newspaper contributed approximately $4.3 million in fiscal 1993 and $4.1 million of revenues in fiscal 1994 prior to its disposition.

    (III) On August 1, 1994, a subsidiary of the Company sold substantially all the assets used in the publication of the BRISTOL PRESS and three weekly newspapers distributed in and around Bristol, Connecticut for $14.5 million. The sale resulted in a pre-tax gain of approximately $4.2 million. This newspaper contributed $6.2 million of revenue in fiscal 1994 and $0.5 million of revenue prior to its sale in fiscal 1995.

    (IV) On November 18, 1994, a subsidiary of the Company acquired substantially all the assets used in the publication of the GLOUCESTER COUNTY TIMES and TODAY'S SUNBEAM, daily newspapers located in Woodbury and Salem, New Jersey, respectively, for $10.9 million. These newspapers contributed $8.4 million of revenues to the Company in fiscal 1995.

    (V) On August 31, 1995, the Company acquired substantially all the assets used in the publication of THE BERKSHIRE EAGLE, BENNINGTON BANNER and BRATTLEBORO REFORMER, daily newspapers published in Pittsfield, Massachusetts; Bennington and Brattleboro, Vermont, respectively, for approximately $34.6 million. These newspapers contributed approximately $21.6 million of revenues in fiscal year 1996.

    (VI) On March 10, 1996, the Company acquired substantially all the assets used in the publication of the SAN MATEO COUNTY TIMES, a daily newspaper, and five weekly newspapers published in San Mateo County, California, for approximately $15.0 million. These newspapers contributed approximately $4.0 million of revenue to the Company in fiscal 1996.

    (VII) On May 1, 1996, the Company sold the common stock of the Johnstown Tribune Publishing Company which publishes THE TRIBUNE-DEMOCRAT and two weekly newspapers distributed in and around Johnstown, Pennsylvania, for $50.6 million. The sale resulted in a pre-tax gain of approximately $8.3 million. These newspaper contributed approximately $14.9 million of revenues in fiscal 1996 prior to its sale and approximately $17.4 million in fiscal 1995. In connection with the sale of the Johnstown Tribune Publishing Company described above, the Company acquired the NORTH ADAMS TRANSCRIPT and the BRIDGETON NEWS, daily newspapers published in North Adams, Massachusetts, and Bridgeton, New Jersey, respectively. These newspapers contributed revenue of approximately $1.2 million in fiscal 1996.

    (VIII) On October 31, 1996, the Company acquired substantially all the assets used in the publication of the PASADENA STAR-NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD and THE EVENING SUN, daily newspapers distributed primarily in Pasadena, West Covina, Whittier and Eureka, California, and Hanover, Pennsylvania, respectively, and seven weekly newspapers distributed in and around these same cities, for a total of approximately $130.0 million. These newspapers contributed $45.9 million of revenue to the Company in fiscal year 1997.

    (IX) On February 13, 1997, the Company sold substantially all the assets used in the publication of the POTOMAC NEWS and two weekly publications for $48.0 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $30.6 million, net of selling expenses, in its third fiscal quarter. These newspapers contributed approximately $7.5 million of revenues in fiscal year 1997 prior to their sale and approximately $12.0 million in fiscal year 1996.

    (X) On February 28, 1997, the Company acquired substantially all the assets used in the publication of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL, daily newspapers located in Fitchburg and Leominster, Massachusetts; Lebanon, Pennsylvania; and Council Bluffs, Iowa, respectively, and five weekly newspapers distributed in and around the same cities, for a total of approximately $51.2 million in cash. These newspapers combined contributed approximately $7.9 million of revenue to the Company in fiscal year 1997.

    (XI) On July 31, 1997, the Company acquired substantially all the assets used in the publication of THE SUN, an evening newspaper published in Lowell, Massachusetts. The assets were purchased for approximately $60.8 million. THE SUN contributed $22.3 million of revenue in fiscal 1998.

    (XII) On December 5, 1997, the Company sold substantially all the assets used in the publication of the NORTH JERSEY HERALD & NEWS and sixteen weekly publications for $43.0 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $31.8 million, net of selling expenses. These newspapers contributed $16.2 million of revenues prior to the sale and $36.2 million in fiscal year 1997.

    (XIII) On December 16, 1997, the Company acquired substantially all the assets used in the publication of the PRESS-TELEGRAM, a daily newspaper published in Long Beach, California, for approximately $38.2 million in cash. Proceeds from the sale of the NORTH JERSEY HERALD & NEWS were used to fund the acquisition. This newspaper contributed approximately $22.7 million of revenue in fiscal year 1998.

    (XIV) On January 29, 1998, the Company acquired substantially all the assets used in the publication of the DAILY NEWS, a daily newspaper published in the San Fernando Valley of Los Angeles, California, for approximately $130.0 million. This newspaper contributed approximately $36.9 million of revenue to the Company in fiscal year 1998.

    (FOOTNOTES CONTINUED ON THE FOLLOWING PAGE)

(FOOTNOTES FROM PROCEEDING PAGE)

    (XV) On May 1, 1998, the Company acquired substantially all the assets used in the publication of the VALLEY NEWS TODAY, a morning newspaper published five times a week in Shenandoah Iowa, and seven weekly publications distributed primarily in Shenandoah and Dennison, Iowa. These assets were purchased for approximately $5.1 million in cash, plus covenants not to compete with a discounted value of $0.6 million. These newspapers contributed approximately $0.3 million of revenue to the Company in fiscal year 1998.

    (XVI) On May 11, 1998 the Company acquired substantially all the assets used in the publication of THE TRI-CITY WEEKLY, a weekly newspaper published in Eureka, California for approximately $2.6 million in cash, plus a covenant not to compete with a discounted value of $0.5 million. This newspaper contributed approximately $0.2 million of revenue to the Company if fiscal year 1998.

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

OVERVIEW

     The Company's Garden State subsidiary is in the business of owning and operating market dominant daily and weekly suburban newspapers. Denver Newspapers operates THE DENVER POST and several smaller daily and weekly newspapers. The Company's newspapers derive their revenues primarily from advertising and circulation. The Company's primary operating expenses (before depreciation and amortization) are employee salaries, newsprint, marketing, and distribution.

     Since its inception in 1985, the Company has made leveraged acquisitions. A majority of the value of the assets acquired was allocated to intangible assets, principally subscriber accounts and goodwill, which management believes are generally the most valuable assets of a newspaper. As a result of the amortization expense associated with these intangible assets, as well as the interest expense associated with acquisition indebtedness, debt fees and make-whole premiums, and historical dividends in connection with preferred stock that was redeemed, the Company has accumulated a significant deficit since its inception. However, since fiscal 1996 the Company has reduced the deficit by approximately $23.0 million.

     Since July 1, 1995, the Company has completed several strategic transactions that have affected its financial condition and results of operations. The following is a summary of these transactions.

     FISCAL 1998 TRANSACTIONS

     On May 11, 1998, a subsidiary of the Company acquired substantially all the assets used in the publication of THE TRI-CITY WEEKLY, a weekly newspaper published in Eureka, California for approximately $2.6 million in cash plus a covenant not to compete with the prior owners with a discounted value of approximately $0.5 million.

     On May 1, 1998, a subsidiary of the Company acquired substantially all the assets used in the publication of the VALLEY NEWS TODAY, a morning newspaper published five times a week Shenandoah Iowa, and seven weekly publications distributed primarily in and around Shenandoah and Dennison, Iowa. These assets were purchased for approximately $5.1 million in cash plus an adjustment for working capital and covenant not to compete with the prior owners, with a discounted value of approximately $0.6 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     On January 29, 1998, a subsidiary of the Company acquired substantially all the assets used in the publication of the DAILY NEWS, a daily newspaper published in the San Fernando Valley of Los Angeles, California, for approximately $130.0 million, which included working capital of approximately $2.0 million.

     On December 16, 1997, a subsidiary of the Company acquired substantially all the assets used in the publication of the PRESS-TELEGRAM, a daily newspaper published in Long Beach, California, for approximately $38.2 million in cash, plus an adjustment for working capital. Proceeds from the sale of the North Jersey Herald & News (discussed below) were used to fund the acquisition.

     On July 31, 1997, a subsidiary of the Company acquired substantially all the assets used in the publication of THE SUN, an evening newspaper published in Lowell, Massachusetts. The assets were purchased for $49.0 million in cash plus a covenant not to compete with the prior owners with a discounted value of approximately $11.8 million.

     On December 5, 1997, a subsidiary of the Company sold substantially all the assets used in the publication of the NORTH JERSEY HERALD & NEWS and sixteen weekly publications for $43.0 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $31.8 million, net of selling expenses.

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

     FISCAL 1996 TRANSACTIONS

     On May 1, 1996, a subsidiary of the Company sold the common stock of the Johnstown Tribune Publishing Company which publishes THE TRIBUNE-DEMOCRAT, and two weekly newspapers located in Johnstown, Pennsylvania. The sale resulted in a pre-tax gain of approximately $8.3 million in fiscal 1996. In conjunction with the sale, the Company also acquired the assets used in the publication of the NORTH ADAMS TRANSCRIPT and the BRIDGETON NEWS, daily newspapers published in North Adams, Massachusetts, and Bridgeton, New Jersey, respectively.

     On March 10, 1996, a subsidiary of the Company acquired substantially all the assets used in the publication of the SAN MATEO COUNTY TIMES, a daily newspaper, and five weekly newspapers published in San Mateo County, California.

     On August 31, 1995, a subsidiary of the Company purchased substantially all the assets used in the publication of THE BERKSHIRE EAGLE, BRATTLEBORO REFORMER and BENNINGTON BANNER, daily newspapers published in Pittsfield, Massachusetts; Brattleboro and Bennington, Vermont, respectively, and the MANCHESTER JOURNAL, a weekly newspaper published in Manchester, Vermont (the "New England Newspapers" acquisition).

RESULTS OF OPERATIONS

     Set forth below is certain summary historical financial data for fiscal 1998, 1997 and 1996, in each case including the percentage change between fiscal years.

                                                                    SUMMARY HISTORICAL FINANCIAL DATA
                                                                       (DOLLARS IN THOUSANDS)

                                              Fiscal Years Ended June 30,           Fiscal Years Ended June 30,
                                           ----------------------------------      ------------------------------
                                             1998          1997        1996        1998 vs.1997     1997 vs.1996
                                           --------      --------    --------      ------------     ------------
Total Revenues.....................        $414,306      $302,902    $245,430          36.8%            23.4%

Cost of Sales......................         145,412       106,939      98,469          36.0              8.6
Selling, General and
  Administrative...................         168,092       125,234     100,290          34.2             24.9
Management Fees....................           2,757         2,205       2,008          25.0              9.8
Depreciation & Amortization........          38,857        24,689      21,841          57.4             13.0
Interest Expense...................          63,991        48,370      41,932          32.3             15.3
Other..............................          11,386         7,995       4,511          42.4             77.2
                                           --------      --------    --------      ------------     ------------
   Total Costs and Expenses........         430,495       315,432     269,051          36.5             17.2

Income in Unconsolidated
   Subsidiary......................           5,558         9,287       2,541         (40.2)           265.5

Income (Loss)......................          16,406        17,494     (10,932)         (6.2)              (a)

-------------------------
(a)  not meaningful


COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

REVENUES

     Revenues increased $111.4 million or 36.8% in fiscal year 1998 as compared to fiscal year 1997. The increase in revenue was primarily attributable to the October 31, 1996 acquisition of the PASADENA STAR NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD, and THE EVENING SUN; February 28, 1997, acquisition of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL; the July 31, 1997 acquisition of THE Sun; the December 16, 1997 acquisition of the PRESS-TELEGRAM; the
January 29, 1998 acquisition of the DAILY NEWS, and the May 1998 acquisitions previously discussed. Combined, the acquisitions discussed above increased revenues approximately $128.2 million in fiscal year 1998. These revenue increases were partially offset by a $27.6 million decline in revenue resulting from the sale of the POTOMAC NEWS and the sale of the NORTH JERSEY HERALD & NEWS on February 13, 1997 and December 5, 1997, respectively. Excluding acquisition and disposition transactions, the Company's remaining newspaper operations ("same newspaper basis") combined posted a $10.8 million or 5.3% increase in operating revenues for fiscal year 1998. Advertising revenues at these newspapers increased by approximately 6.6%, driven by strong classified and national revenue. Circulation and other revenue combined on a same newspaper basis decreased by approximately $0.2 million.

COST OF SALES

     Cost of sales increased $38.5 million or 36.0% in fiscal year 1998 compared to fiscal 1997. The aforementioned acquisitions caused cost of sales to increase approximately $44.2 million in fiscal year 1998. However, this increase was offset in part by a $9.7 million decrease in cost of sales resulting from the sale of the POTOMAC NEWS and NORTH JERSEY HERALD & NEWS. On a same newspaper basis, cost of sales increased approximately $4.0 million or 5.4%, primarily associated with increased production cost, primarily associated with advertising lineage increases.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses increased $42.9 million or 34.2% in fiscal year 1998 as compared to fiscal year 1997. The aforementioned acquisitions resulted in SG&A expense increases of $54.5 million; however, this was in part offset by a $14.6 million reduction in SG&A expense associated with the sale the POTOMAC NEWS and the NORTH JERSEY HERALD & NEWS. On a same newspaper basis, SG&A expense increased $3.0 million or 3.8%. The increase in SG&A expense is associated with increases in advertising and circulation expenditures, which were primarily related to ongoing efforts to increase advertising lineage and paid circulation.

OTHER EXPENSE

     Other expense increased $3.4 million. The majority of the increase is attributable to the fiscal year 1998 charge to write off $7.3 million of fees and other costs associated with Garden State issuing $300.0 million of Senior Subordinated Notes. The increase was partially offset by $4.4 million of fees and other cost associated with the Garden State Bank Credit Agreement entered into in October, 1996.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased $14.2 million in fiscal year 1998 as compared to the same period of fiscal year 1997. The aforementioned acquisitions caused the majority of the increase in depreciation and amortization expense; however, the increase was in part offset by a $0.8 million reduction in depreciation and amortization expense associated with the sale of the POTOMAC NEWS and the NORTH JERSEY HERALD & NEWS.

INTEREST EXPENSE

     Interest expense increased $15.6 million in fiscal year 1998 as compared to the same period of fiscal year 1997. Interest expense increased primarily as a result of a $164.4 million increase in average debt outstanding, all of which is associated with acquisitions. This increase was partially offset by a 49 basis point decrease in the average interest rate, mainly associated with the refinancing of the Company's 10.89% Notes on October 31, 1996, and a reduction in the borrowing spread on bank debt, which was offset in part by an increase associated with the replacement of bank debt with the 8.75% Senior Subordinated Notes issued on October 1, 1997 and February 12, 998.

DENVER NEWSPAPERS - UNCONSOLIDATED SUBSIDIARY

     Net income applicable to common stock of Denver Newspapers decreased $3.7 million in fiscal 1998 compared to fiscal 1997. The decrease in net income applicable to common stock at Denver Newspapers was primarily the result of a $22.4 million or 12.9% increase in operating expenses that was only partially offset by the $13.5 million or 6.6% increase in revenue during the same period. The increase in operating expenses were the result of The Denver Post expanding its State news coverage by adding eleven new regional news bureaus in the third quarter of fiscal year 1998, increased production cost associated with the start-up of a new press line in late November 1997, higher newsprint expenses associated with increased consumption due to circulation and advertising lineage gains and slightly higher average newsprint prices, and the start-up in the second quarter of fiscal year 1998 of a total market coverage ("TMC") product in the form of a mailed advertising program which is mailed to non-subscribers. Due to the start-up nature of the TMC, expenses exceed revenues.

NET INCOME

     ANI recorded an adjusted loss of approximately $8.1 million in fiscal year 1998 after excluding the effect of the $31.8 million pre-tax gain on the sale of the NORTH JERSEY HERALD & NEWS and $7.3 million of debt issuance cost compared to an adjusted net income of $0.1 million in fiscal year 1997, after excluding $4.4 million of debt issuance cost, the $8.8 million extraordinary loss and the $30.6 million pre-tax gain on the sale of the POTOMAC NEWS. The increase in the adjusted loss is primarily attributable to a $15.6 million increase in interest expense, $3.7 million decrease in the equity pick-up from Denver Newspapers and the $3.7 million increase in tax expense, the majority of which is associated with the sale of the NORTH JERSEY HERALD & NEWS. These increases were offset in part by a $15.4 million increase in operating profit at Garden State.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1997 AND 1996

REVENUES

     Revenues increased $57.5 million or 23.4% in fiscal year 1997 as compared to fiscal year 1996. The increase in revenue was attributable to the New England Newspapers acquisition; the March 1996 acquisition of the SAN MATEO COUNTY TIMES ; the April 30, 1996, acquisition of the NORTH ADAMS TRANSCRIPT and the BRIDGETON NEWS; the October 31, 1996, acquisition of the PASADENA STAR-NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD and THE EVENING SUN; and the February 28, 1997, acquisition of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL. Combined, the acquisitions discussed above increased revenues approximately $78.5 million in fiscal year 1997. These revenue increases were partially offset by a $19.4 million decline in revenue resulting from the sale of the Johnstown Tribune Publishing Company on May 1, 1996, and the POTOMAC NEWS on February 13, 1997. On a same newspaper basis the Company posted a $1.6 million decrease in operating revenues for fiscal year 1997. However, excluding Alameda Newspaper Group (without San Mateo), on a same newspaper basis the Company posted a $3.6 million or 3.3% increase in operating revenues. The increase in operating revenue at these newspapers was primarily attributable to a combined 9.6% and 2.2% gain in classified and retail revenue, respectively. Without the acquisition of the SAN MATEO COUNTY TIMES, year-over-year comparisons of the Alameda Newspaper Group continued to be negatively affected by declines in circulation revenue caused by increased use of discounts and a significant number of out-of-business accounts (loss of certain accounts as a result of store mergers or bankruptcies); however, such comparisons turned positive late in the fourth quarter of fiscal 1997 and showed substantial improvement throughout fiscal 1998.

COST OF SALES

     Cost of sales increased $8.0 million or 8.1% in fiscal year 1997 compared to fiscal 1996. The aforementioned acquisitions caused cost of sales to increase approximately $25.8 million in fiscal year 1997. However, this increase was offset in part by a $7.0 million decrease in cost of sales resulting from the sale of the Johnstown Tribune Publishing Company and the POTOMAC NEWS. On a same newspaper basis, cost of sales decreased approximately $10.6 million or 13.4%. The decrease in cost of sales on a same newspaper basis was almost entirely the result of a 25% decrease in the average cost of newsprint. Excluding newsprint, cost of sales on a same newspaper basis increased approximately $0.4 million or 1.0% in fiscal year 1997.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses increased $25.4 million or 25.3% in fiscal year 1997 as compared to fiscal year 1996. The aforementioned acquisitions resulted in SG&A expense increases of $29.3 million; however, this was in part offset by a $6.1 million reduction in SG&A expense associated with the sale of the Johnstown Tribune Publishing Company and the POTOMAC NEWS. On a same newspaper basis, SG&A expense increased $2.2 million or 2.4%. The increase in SG&A expense is associated with increases in advertising and circulation expenditures, which were primarily related to ongoing efforts to increase advertising lineage and paid circulation.

OTHER EXPENSE

     Other expense, net, increased $3.5 million. The majority of the increase is attributable to a second quarter fiscal year 1997 charge to write off approximately $4.4 million of fees and other costs associated with the Garden State Bank Credit Agreement entered into on October 31, 1996. The increase was partially offset by $1.1 million of financing costs recorded in the same period of fiscal year 1996 associated with the New England Newspapers acquisition.

DENVER NEWSPAPERS - UNCONSOLIDATED SUBSIDIARY

     Net income applicable to common stock of Denver Newspapers increased $11.2 million in fiscal 1997 compared to fiscal 1996. The increase in fiscal 1997 was primarily the result of a $17.4 million increase in operating profit, offset by a $6.9 million increase in tax expense, as compared to the prior year. The increase in operating profit was primarily attributable to a $21.4 million or 11.7% increase in revenues and $8.9 million decrease in newsprint expense, which was offset by increased operating cost, primarily associated with higher sales and circulation at THE DENVER POST and the inclusion of a full year's operations of Eastern Colorado (acquired May 1, 1996). The majority of the increase in operating revenues is attributable to a 11% growth in advertising lineage, which was the result of an increase in market size as well as market share at THE DENVER POST. Newsprint expense decreased at THE DENVER POST primarily as a result of a 24% decrease in the average cost of newsprint consumed, which was partially offset by a 11% increase in consumption. Denver Newspapers' acquisition of three daily and three paid weekly newspapers in Eastern Colorado accounted for approximately 3.4% of the increase in net income applicable to common stock.

NET INCOME

     ANI recorded net income of approximately $17.5 million in fiscal 1997; after excluding the pretax gain on the sale of the POTOMAC NEWS of $30.6 million, the effect of the $4.4 million charge described above, and the $8.8 million extraordinary loss from the prepayment of Garden State's Senior Notes, ANI would have recorded an adjusted net income of $0.1 million, as compared to an adjusted net loss of $17.8 million in fiscal year 1996, after excluding the gain on the sale of the Johnstown Tribune Publishing Company, the write-off of fees and other costs associated with a Garden State credit facility, and start-up costs associated with the acquisition and integration of the SAN MATEO COUNTY TIMES. The increase in adjusted net income is primarily attributable to a $21.0 million increase in operating profit and a $6.7 million increase in the equity pick-up from Denver Newspapers offset by a $6.4 million increase in interest expense, primarily associated with increased debt related to 1997 acquisitions and a $2.9 million reduction in tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of liquidity for the Company and its subsidiaries are existing cash and other working capital, cash flow provided from their operating activities and the borrowing capacity under revolving credit agreements. The Company's operations, consistent with the newspaper industry, require little investment in inventory, as less than 30 days of newsprint is generally maintained on hand. The Company may, from time to time increase its newsprint inventories in anticipation of price increases. In general, the Company's receivables have been collected on a timely basis.

JUNE 30, 1998 COMPARED TO JUNE 30, 1997

     Net cash flows from operating activities were approximately $55.4 million and $31.2 million for fiscal years ended June 30, 1998 and 1997, respectively. The $24.2 million increase in cash flow from operating activities was primarily the result of a $29.5 million increase in operating profit, excluding depreciation and amortization expense, for the fiscal year 1998, compared to the fiscal year 1997, combined with a $9.2 million increase in the change in operating assets and liabilities, which were offset by a $12.5 million increase in cash interest expense.

     Net cash flows from investing activities were ($207.0) million and ($148.7) million for fiscal years ended June 30, 1998 and 1997, respectively. The $58.3 million change was primarily the result of the Company spending a net $197.3 million on acquisitions in fiscal year 1998 compared to $140.0 million in fiscal year 1997.

     Net cash flows from financing activities were $143.7 million and $121.7 million for fiscal years ended June 30, 1998 and 1997, respectively. The change of approximately $22.0 million was primarily attributable to the Company borrowing a net $151.0 million in fiscal year 1998, compared to the net borrowing of $135.7 million in fiscal year 1997, the majority of which was issued in conjunction with the previously discussed acquisitions in each fiscal year. A $6.7million reduction in debt issuance and repurchase premium also contributed to the increase.

JUNE 30, 1997 COMPARED TO JUNE 30, 1996

     Net cash flows from operating activities were approximately $31.2 million and $8.7 million for fiscal years ended June 30, 1997 and 1996, respectively. The $22.5 million increase in cash flow from operating activities was primarily the result of a $23.9 million increase in operating profit, before depreciation and amortization expense, for the fiscal year ended June 30, 1997, compared to the fiscal year 1996, which was partially offset by a $6.4 million increase in interest expense for the same period.

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

CAPITAL EXPENDITURES

     The Company has a capital expenditure plan (not including business acquisitions) which includes normal maintenance capital expenditures of approximately $1.8 million for fiscal 1999. In addition, the plan anticipates additional expenditures during fiscal 1999 of $5.1 million, primarily associated with business and front end computer system year 2000 upgrades, a press and phone room expansion at the Los Angeles Newspaper Group necessary to take advantage of certain clustering efficiencies, and integration and consolidation of certain production operations at Alameda Newspaper Group to improve production efficiencies. Management reviews the capital expenditure plan periodically and modifies it as required to meet the Company's current business needs. Capital expenditures related to these projects are expected to be funded either through available cash or borrowings under the Garden State Bank Credit Agreement.

LIQUIDITY

     Giving effect to the issuance of $300.0 million of 8.75% Senior Subordinated Notes and the corresponding paydown of bank debt, Garden State and its subsidiaries had a combined $242.3 million available for future borrowings, net of approximately $4.7 million in outstanding letters of credit at June 30, 1998. Approximately $141.0 million of the availability under the Bank Credit Agreement is available solely for future business acquisitions.

     Subsequent to year end Garden State purchased $36.0 million of its 12% Senior Subordinated Notes. Beginning July 1, 1999, the Company can call its 13.25% Senior Discount Debenture at 106.75% and Garden State can call its then remaining outstanding 12.0% Senior Subordinated Secured Notes at 107.5%. The Company and Garden State currently expect to call the 13.25% Senior Discount Debentures and the 12.0% Senior Subordinated Notes, at the first call date, as a result of anticipated annual interest savings in excess of $14.0 million. The Company anticipates that it and/or Garden State will enter into a new Bank Credit Agreement, proceeds of which would be used to fund the call price of the bonds.

     The purchase of Garden State's Class A common stock and the Series A and C preferred stock by ANI in May 1994 was financed with debt issued by ANI. The repayment of ANI's debt, which does not have scheduled interest payments until January 1, 2000, is in part dependent upon Garden State's and/or Denver Newspapers' ability to pay dividends to ANI. Garden State's and Denver Newspapers' debt agreements prohibit the payment of dividends to the Company prior to June 30, 1999. The ANI Senior Discount Debentures restrict the Company's ability to incur additional debt and pay dividends.

     The Company currently generates sufficient cash flow to meet its capital expenditure and debt service requirements. Such debt service requirements increase substantially in fiscal year 2000 as a result of interest on its Senior Discount Debentures becoming current and payable on a semi-annual basis. However, as discussed above, the Company expects to call certain bonds on July 1, 1999, which is expected to reduce annual interest expense in excess of $14.0 million. While there can be no assurance, the Company currently expects to have sufficient internally generated funds to service interest when due; however, a portion of the face amount may be required to be refinanced at maturity. There can be no assurance that the Company will be able to refinance its debt when due. However, based on current and projected cash flows and debt levels, the Company believes there is minimal refinance risk.

DENVER NEWSPAPERS - UNCONSOLIDATED SUBSIDIARY

     Denver Newspapers is well capitalized and currently produces cash flows significantly in excess of its capital expenditure and debt service requirements; accordingly, management does not anticipate making any additional capital contributions to Denver Newspapers. At June 30, 1998, Denver Newspapers had $15.0 million available under its revolving credit facility, excluding $1.6 million in outstanding letters of credit. In addition, at June 30, 1998, Denver Newspapers had working capital of approximately $6.0 million.

     Denver Newspapers' revolving credit facility and shareholder agreement prohibit the payment of common stock dividends to ANI until the revolving credit facility and the 9% preferred stock have been repaid in full. Denver Newspapers' revolving credit facility expires June 30, 2000. Denver Newspapers' preferred stock is mandatorily redeemable on the earlier of (a) July 1, 1999; (b) the date on which such redemption is permissible under Denver Newspapers' credit agreement; (c) the date on which Denver Newspapers ceases to own directly at least 51% of all the outstanding capital stock of The Denver Post Corporation; or (d) the date on which Denver Newspapers, directly or indirectly, causes or permits The Denver Post Company to dispose of substantially all of the assets of The Denver Post Company. Denver Newspapers declared and paid a preferred stock dividend of $2.7 million in January 1998.

NEAR TERM OUTLOOK

     The majority of the large newsprint suppliers have announced a $40 per metric ton price increase on standard 30 pound newsprint, beginning on September 1, 1998. If the price increase takes hold, newsprint transaction prices will increase to approximately $615 per metric ton for large buyers. Upward pressure in newsprint pricing is being fueled by the Abitibi Consolidated (the largest newsprint vendor in North America) strike at seven newsprint mills which began on June 15, 1998. If the September 1, 1998, price increase is successful, the increase is not expected to have a significant impact on the Company's cash flows from operations as the Company and Denver Newspapers expect to purchase approximately 49% of its fiscal 1999 newsprint requirements under fixed price contracts, entered into by MediaNews Group, expiring over the next 18 months to 30 months. The weighted average rate for contracted newsprint which the Company and Denver Newspapers anticipates receiving in fiscal year 1999 will be approximately $556 per metric ton. In addition, the Company participates in a contract that allows it to purchase 36,000 metric tons per year at a price equal to the lowest price which newsprint is sold to large North America newsprint purchases, subject to quarterly adjustment. While there is no assurance that the Company and Denver Newspapers will receive newsprint allocation as described above, based on current operations, management does not anticipate material changes in the allocation during fiscal year 1999.

     Based upon current and expected operations management believes that the Company will have sufficient cash flows from operations to fund scheduled payments of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months. In addition to cash flows from operations, Garden State has approximately $6.0 million as of the date of this report, available under a working capital facility, which should be more than sufficient to fund unanticipated needs.

     The Company and its subsidiaries may, from time to time, consider strategic or targeted newspaper acquisitions and dispositions. In the event an acquisition opportunity is identified, management expects that it would be able to arrange financing on terms and conditions satisfactory to the Company to the extent current resources are insufficient.

     The purchase of Garden State's Class A common stock and the Series A and C preferred stock by ANI was financed with debt issued by ANI. The repayment of ANI's debt, which does not have scheduled interest payments until January 1, 2000, is in part dependent upon Garden State's ability to pay dividends to ANI. Garden State's debt agreements discussed above prohibit the payment of dividends to ANI prior to June 30, 1999. The ANI debt can be called beginning July 1, 1999 at 106.5%. Based on current interest rates ANI expects to call their debt on July 1, 1999. Cash flows from Garden State will be required to service ANI's debt.

IMPACT OF YEAR 2000

     The year 2000 issue results from computer programs using two digits rather than four to define the applicable year. The Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure, disruption of operations, and/or a temporary inability to conduct normal business activities. Based on a recent assessment, the Company currently believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems. If such modifications and conversions are not made, or are not completed in a timely way, the year 2000 issue could have a material impact on operations.

     The Company's newspapers have completed the process of identifying computer systems that require modification or replacement and has begun the systematic replacement or modification of all its computer systems which are not year 2000 compliant. In addition, the Company has initiated communications with its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to resolve their own year 2000 issues.

     The Company estimates that the remaining cost of modifying or replacing its computer systems, which are not year 2000 compliant, will be approximately $4.0 million. Through the year ended June 30, 1998, the Company has spent approximately $2.3 million in conjunction with year 2000 compliance, the majority of which has been capitalized as it involved the replacement of computer hardware and software. The year 2000 compliance cost is based on management's best estimate and actual results could differ from those anticipated.

     In addition, if the Company or its vendors are unable to resolve the year 2000 issue in a timely manner, such matters could have a material impact on the Company's results of operations. The Company believes the necessary modifications and replacement of computer systems will be completed by the end of fiscal year 1999 and thus no contingency plan has been developed. The year 2000 issue is not expected to pose significant operational or financial problems for the Company.


MARKET RISK
                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                           Average Interest Swap Rate
                               Year Ended June 30,
                             (DOLLARS IN THOUSANDS)

                                    1999       2000       2001       2002       2003      Thereafter     Total      1998
                                    ----       ----       ----       ----       ----      ----------     -----      ----
LIABILITIES
LONG-TERM  DEBT, INCLUDING CURRENT
 PORTION

  Fixed Rate                           --         --         --         --         --     550,547      550,547     587,038
  Average Interest Rate            10.70%     10.70%     10.70%     10.70%     10.70%      10.70%

  Variable Rate                        --         --         --      3,750      7,500      22,750       34,000      34,000
  Average Interest Rate             6.93%      6.93%      6.93%      6.93%      6.93%       6.93%

INTEREST RATE DERIVATIVE FINANCIAL
  INSTRUMENT RELATED TO DEBT
INTEREST RATE SWAPS
  Pay variable/Receive Fixed       50,000         --         --         --         --          --       50,000       (0.4)
  Average Pay Rate                  6.45%         --         --         --         --          --
  Average Rate Received             5.70%         --         --         --         --          --


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

     The response to this item is filed as a separate part of this report (see page 34).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Executive officers and directors of ANI are as follows:

                 NAME                     AGE                 TITLE
                 ----                     ---                 -----
Richard B. Scudder...................     85      Chairman of the Board and Director
William Dean Singleton...............     46      Vice Chairman, President, Chief Executive Officer
                                                    And Director
Joseph J. Lodovic, IV................     37      Executive Vice President, Chief Financial Officer
Anthony F. Tierno....................     53      Executive Vice President, Chief Operating Officer
E. Michael Fluker....................     61      Senior Vice President, Administration
Ronald A. Mayo.......................     36      Vice President of Finance and Controller
James  L. McDougald..................     44      Treasurer
Jean Scudder.........................     46      Director
Patricia Robinson....................     56      Director and Secretary
Howell E. Begle, Jr..................     54      Assistant Secretary and General Counsel


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

BUSINESS EXPERIENCE

     RICHARD B. SCUDDER was elected Chairman of the Board and a director of ANI in February 1994. He has served as Chairman of the Board and a director of Garden State since 1985.

     WILLIAM DEAN SINGLETON was elected Vice Chairman, President, Chief Executive Officer and a director of ANI in February 1994. He has served as Vice Chairman, President, Chief Executive Officer and a director of Garden State since 1985.

     JOSEPH J. LODOVIC, IV was appointed Executive Vice President and Chief Financial Officer of ANI in February 1994. He has served as Executive Vice President and Chief Financial Officer of Garden State since November 1993. Prior thereto, he served as Vice President and Treasurer of Garden State from 1989 to 1993.

     ANTHONY F. TIERNO was appointed Executive Vice President and Chief Operating Officer of ANI in February 1994. He has served as Executive Vice President and Chief Operating Officer of Garden State since November 1993. Prior thereto, he served as Vice President of Garden State's eastern United States operations from 1987 to 1993. Mr. Tierno has been with Garden State since its inception in 1985.

     E. MICHAEL FLUKER was appointed Senior Vice President, Administration, of ANI in February 1994. He has served as Senior Vice President,
Administration, for Garden State since November 1993. Prior thereto, he served as Executive Vice President and Chief Financial Officer of Garden State from 1989 to 1993.

     RONALD A. MAYO has served as Vice President of Finance and Controller since September 1994. From 1984 to 1994, Mr. Mayo was employed by Ernst & Young LLP, most recently as a Senior Manager.

     JAMES L. MCDOUGALD has served as Treasurer since September 1994. Prior thereto, he was Controller for Garden State from 1988 to 1994.

     JEAN SCUDDER was elected a Director of ANI in July 1998. Ms. Scudder is the daughter of Mr. Richard B. Scudder.

     PATRICIA ROBINSON was elected Secretary of ANI in February 1994, and a director of ANI in May 1994. She has also served as Secretary of Garden State since 1991 and as Secretary of Denver Newspapers since 1991. Ms. Robinson is the sister of Mr. Singleton.

     HOWELL E. BEGLE, JR. was elected Assistant Secretary and General Counsel of ANI in February, 1994. Mr. Begle is of Counsel to Verner, Liipfert, Bernhard, McPherson and Hand, chartered, which law firm is counsel to the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     The business and affairs of the Company are managed by MNG pursuant to the terms of a Management Agreement. MNG allocates its expenses as management fees to the Company and each affiliate based on the amount of time and resources devoted to each affiliate. See "Certain Relationships and Related Transactions -- MediaNews Group, Inc." The following table sets forth the cash compensation paid or payable to Mr. Singleton and any executive officer whose allocated cash compensation exceeded $100,000 for services rendered to the Company in fiscal 1998.

NAME AND                                 FISCAL         ANNUAL COMPENSATION           ALL OTHER
PRINCIPAL POSITION                        YEAR         SALARY           BONUS        COMPENSATION
------------------                       ------       ---------       --------       ------------
William Dean Singleton(a)                 1998        $660,000        $250,000        $16,430
Vice Chairman, President                  1997         550,000         100,000         11,410
and Chief Executive Officer .........     1996         350,000          80,000          7,800

Joseph J. Lodovic IV(b)                   1998        $302,500        $162,000        $ 5,130
Executive Vice President,                 1997         242,567         138,415          4,642
Chief Financial Officer .............     1996         188,325              --         46,816

Anthony F. Tierno                         1998        $225,000        $ 60,000        $10,310
Executive Vice President                  1997         200,005           7,500         10,396
and Chief Operating Officer .........     1996         192,503           2,500          9,620

E. Michael Fluker(c)
Senior Vice President ...............     1998        $156,000        $  5,000        $ 8,100

Ronald A. Mayo(c)
Vice President Finance, Controller...     1998        $115,500        $ 50,000        $ 3,165


------------------------

(a)  Compensation paid by Garden State to Mr. Singleton under his Garden
     State Employment Agreement is offset against any compensation paid to him by any other subsidiaries of ANI, which compensation has been, and may continue to be, significant. A portion of Mr. Singleton's 1996 compensation was allocated to other affiliated companies managed by MediaNews Group.

(b)  All other compensation in 1996 includes a relocation bonus.

(c)  In fiscal year 1996 and 1997, allocated compensation did not exceed
     $100,000.

EMPLOYMENT AGREEMENTS

     No executive officer of the Company has an employment agreement with the Company except Mr. Singleton. Under the terms of his employment agreement with Garden State, which was amended and renewed effective June 30, 1996 (the "Employment Agreement"), Mr. Singleton is entitled to receive cash compensation at an annual rate of not less than $660,000 (of which Garden State is obligated to pay a portion), subject to annual review and adjustment by the Board of Directors of Garden State. In addition, Mr. Singleton is entitled to receive a bonus of up to $100,000 for each fiscal year based on a comparison of actual profits of Garden State to budgeted profits during such fiscal year. Other discretionary bonuses may be paid which are not part of the employment agreement. The Employment Agreement expires by its terms on June 30, 2001, but will be automatically renewed for successive one-year terms unless Garden State or Mr. Singleton gives notice terminating the Employment Agreement at least 120 days prior to the expiration of the existing term. The Employment Agreement contains a five-year non-compete covenant for all counties and geographical areas in which newspapers are owned or circulated by Garden State or its Subsidiaries (currently or in the future).

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

                                                          Amount and Nature of Beneficial Ownership(a)
                                                          ---------------------------------------------
                                                     CLASS D        CLASS G       CLASS GSI         CLASS N
                                                     COMMON         COMMON         COMMON           COMMON
                     NAME                           STOCK(n)       STOCK(n)       STOCK(n)         STOCK(n)
                     ----                           --------       --------       ---------        --------
William Dean Singleton(c)....................            --            --        552,065(k)(l)        --
Howell E. Begle, Jr.(b)(d)...................       332,225(l)    185,980(l)     552,065             115(l)
Patricia Robinson(b)(e)......................       332,225(l)    185,980(l)          --             115(l)
Jean L. Scudder(f)(j)........................       249,168.75     46,495        138,016.25           28.75
Charles Scudder(g)(j)........................        83,056.25     46,495        138,016.25           28.75
Elizabeth A. Difani(g)(h)(j).................            --        46,495        138,016.25           28.75
Carolyn Miller(g)(i)(j)......................            --        46,495        138,016.25
All directors and executives                             --                                          115
  as a group(m)..............................       332,225       185,980        552,065



                                                                  Percentage of Class
                                                    --------------------------------------------------
                                                     CLASS D     CLASS G     CLASS GSI       CLASS N
                                                     COMMON      COMMON       COMMON         COMMON
                     NAME                           STOCK(n)    STOCK(n)     STOCK(n)       STOCK(n)
                     ----                           --------    --------     ---------      --------
William Dean Singleton(c)....................            --          --        50.00%            --
Howell E. Begle, Jr.(b)(d)...................        50.00%      50.00%        50.00%        50.00%
Patricia Robinson(b)(e)......................        50.00%      50.00%            --        50.00%
Jean L. Scudder(f)(j)........................        37.50%      12.50%        12.50%        12.50%
Charles Scudder(g)(j)........................        12.50%      12.50%        12.50%        12.50%
Elizabeth A. Difani(g)(h)(j).................            --      12.50%        12.50%        12.50%
Carolyn Miller(g)(i)(j)......................            --      12.50%        12.50%        12.50%
All directors and executives
  as a group(m)..............................        100.0%      100.0%        100.0%        100.0%


------------------------------------------

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MEDIANEWS GROUP, INC.

     The Company's subsidiaries have engaged MNG to operate and manage the business and affairs of its newspapers under the terms of a management agreement. MNG, which is owned entirely by Messrs. Singleton and Scudder, also manages other affiliated newspapers. The majority of the executive officers of MNG are also executive officers of the Company, and compensation of the executive officers of the Company, with the exception of Mr. Singleton whose compensation is paid as described under "Executive Compensation," are paid by MNG. The Company believes that the salaries paid to its executive officers, through either Garden State or MNG, are not greater than those which would be paid to executives of an unaffiliated management company. Pursuant to the management agreement, MNG allocates its expenses as management fees to each affiliate based on the amount of time and resources devoted to each affiliate. The weighted average of the salary allocations is then used to apportion general overhead of MNG, such as office rent and related operating expenses. MNG is also party to a consulting agreement, renewable annually, with Mr. Scudder which requires annual payments of $150,000. Costs related to such agreement are included in MNG's expenses and, thus, are included in the management fee allocation discussed above.

     MNT, a division of MNG, provides electronic media services including website development and maintenance, internet access, and online publishing capabilities for all the newspapers managed by MNG. The cost of providing these services is allocated based on revenue of the newspapers for which such services are provided. For fiscal 1998, the Company and Denver Newspapers paid a total of approximately $1.8 million to MNT. The Company records electronic media advertising revenues earned by the Company's newspapers, in its consolidated statement of operations.

     The Company reimburses MNG for any expenses directly incurred by MNG on behalf of the Company that are not included in the management fee. For fiscal 1998, the Company paid approximately $2.7 million to MNG in management fees. The Company believes that the management fees paid to MNG are not greater than the costs the Company would expect to bear to obtain these services elsewhere.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)   Financial Statements

     1. The list of financial statements contained in the accompanying Index to Consolidated Financial Statements and Schedules Covered by Report of Independent Auditor is filed as a part of this Report (see page 34).

     2.  Financial Statement Schedules

           The list of financial statement schedules contained in the accompanying Index to Consolidated Financial Statements and Schedules Covered by Report of Independent Auditor is filed as part of the Report (see page 34).

     3.  Exhibits

           The exhibits listed in the accompanying index are filed as a part of this annual report (See page 76).

   (b)   Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of fiscal 1998.

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                         ITEMS 8, AND 14(a) (1) AND (2)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                   COVERED BY REPORTS OF INDEPENDENT AUDITORS

   The following financial statements of the registrant and its subsidiaries required to be included in Items 8 and 14(a)(1) are listed below:

AFFILIATED NEWSPAPERS INVESTMENTS, INC.

                                                                            PAGE
                                                                            ----
Report of Independent Auditors.............................................. 37
Consolidated Balance Sheets as of June 30, 1998 and 1997.................... 38
Consolidated Statements of Operations for the Fiscal
  Years Ended June 30, 1998, 1997 and 1996.................................. 40
Consolidated Statements of Changes in Shareholders' Deficit
  for the Fiscal Years Ended June 30, 1998, 1997 and 1996................... 41
Consolidated Statements of Cash Flows for the
  Fiscal Years Ended June 30, 1998, 1997 and 1996........................... 42
Notes to Consolidated Financial Statements.................................. 43

   The following financial statement schedules of the registrant and its subsidiaries required to be included in Item 14(a)(2) are listed below:

Schedule I            Condensed Financial Information of Registrant........ 59
Schedule II           Valuation and Qualifying Accounts.................... 62

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.

DENVER NEWSPAPERS, INC.

Report of Independent Auditors............................................. 63
Consolidated Balance Sheets as of June 30, 1998 and 1997................... 64
Consolidated Statements of Operations for the Fiscal
  Years Ended June 30, 1998, 1997 and 1996................................. 66
Consolidated Statements of Changes in Shareholders' Equity
  for the Fiscal Years Ended June 30, 1998, 1997 and 1996.................. 67
Consolidated Statements of Cash Flows for the
  Fiscal Years Ended June 30, 1998, 1997 and 1996.......................... 68
Notes to Consolidated Financial Statements................................. 69

Financial Statement Schedule


Schedule II       Valuation and Qualifying Accounts and Reserves........... 77

                         REPORT OF INDEPENDENT AUDITORS

To The Shareholders and Board of Directors
Affiliated Newspapers Investments, Inc.

     We have audited the accompanying consolidated balance sheets of Affiliated Newspapers Investments, Inc. and subsidiaries (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedules I and II. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affiliated Newspapers Investments, Inc. and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                       ERNST & YOUNG LLP

Denver, Colorado
September 4, 1998

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,
                                                                                     ------------------
                                                                                     1998          1997
                                                                                     ----          ----
                                                                                       (In thousands)
                               ASSETS
CURRENT ASSETS
  Cash and cash equivalents ..............................................        $     999     $   8,944
  Trade accounts receivable, less allowance for doubtful
    accounts of $6,239 and $4,252 at June 30, 1998 and 1997,
    respectively .........................................................           48,241        32,849
  Receivable from affiliates .............................................              900         1,983
  Other receivables ......................................................            2,534         1,353
  Inventories of newsprint and supplies ..................................            7,286         6,170
  Prepaid expenses and other assets ......................................            3,475         3,295
  Income taxes receivable ................................................            1,687            --
                                                                                  ---------     ---------

     TOTAL CURRENT ASSETS ................................................           65,122        54,594

PROPERTY, PLANT AND EQUIPMENT
  Land ...................................................................           16,658         8,307
  Buildings and improvements .............................................           61,060        43,462
  Machinery and equipment ................................................          179,670       126,450
                                                                                  ---------     ---------
       TOTAL PROPERTY, PLANT AND EQUIPMENT ...............................          257,388       178,219
  Less accumulated depreciation and amortization .........................          (63,588)      (57,670)
                                                                                  ---------     ---------
       NET PROPERTY, PLANT AND EQUIPMENT .................................          193,800       120,549

OTHER ASSETS
  Investment in Denver Newspapers, Inc. ..................................           19,671        14,113
  Investment in partnership ..............................................            7,479         6,365
  Subscriber accounts, less accumulated amortization of
    $53,446 and $45,808 at June 30, 1998 and
    1997, respectively ...................................................           98,712        69,960
  Excess of cost over fair value of net assets acquired, less accumulated amortization of $18,492 and $12,718 at
    June 30, 1998 and 1997, respectively .................................          251,196       154,294
  Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $19,846 and
    $15,861 at June 30, 1998 and 1997, respectively ......................           15,810         6,685

  Other ..................................................................            7,468         2,000
                                                                                  ---------     ---------
     TOTAL OTHER ASSETS ..................................................          400,336       253,417
                                                                                  ---------     ---------

TOTAL ASSETS .............................................................        $ 659,258     $ 428,560
                                                                                  ---------     ---------
                                                                                  ---------     ---------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                          June 30,
                                                                                     ------------------
                                                                                     1998          1997
                                                                                     ----          ----
                                                                             (In thousands, except share data)
                LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Trade accounts payable................................................         $  5,684        $  6,286
  Accrued employee compensation.........................................           13,938           7,208
  Accrued interest......................................................           14,465           7,830
  Accrued liabilities...................................................           20,876           8,676
  Unearned income.......................................................           14,829          10,746
  Income taxes..........................................................               --           1,308
  Current portion of long-term debt and obligations under
   capital leases.......................................................            5,644           6,247
                                                                                ----------      ----------
    TOTAL CURRENT LIABILITIES...........................................           75,436          48,301

OBLIGATIONS UNDER CAPITAL LEASES........................................            7,484           7,477

LONG-TERM DEBT..........................................................          654,461         468,677

OTHER LIABILITIES.......................................................            6,479           5,092

DEFERRED INCOME TAXES...................................................           13,015          13,036

SHAREHOLDERS' DEFICIT
  Common stock, $.01 par value at June 30,
    1998 and 1997, respectively; authorized 5,152,602 shares,
    2,314,346 shares issued and outstanding.............................               23              23
  Additional paid-in capital............................................            3,611           3,611
  Deficit...............................................................         (101,251)       (117,657)
                                                                                ----------      ----------
  TOTAL SHAREHOLDERS' DEFICIT...........................................          (97,617)       (114,023)
                                                                                ----------      ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT...........................       $  659,258      $  428,560
                                                                                ----------      ----------
                                                                                ----------      ----------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Fiscal Years Ended June 30,
                                                                  ----------------------------------------------
                                                                    1998               1997               1996
                                                                  --------           ---------          --------
                                                                       (In thousands, except per share data)
REVENUES
  Advertising...........................................         $  331,999         $  242,914        $  197,954
  Circulation...........................................             67,924             48,451            39,930
  Other.................................................             14,383             11,537             7,546
                                                                 ----------         ----------        ----------
      TOTAL OPERATING REVENUES..........................            414,306            302,902           245,430

COSTS AND EXPENSES
  Cost of sales.........................................            145,412            106,939            98,469
  Selling, general and administrative...................            168,092            125,234           100,290
  Management fees.......................................              2,757              2,205             2,008
  Depreciation and amortization.........................             38,857             24,689            21,841
  Interest expense......................................             63,991             48,370            41,932
  Other.................................................             11,386              7,995             4,511
                                                                 ----------         ----------        ----------
      TOTAL COSTS AND EXPENSES..........................            430,495            315,432           269,051

GAIN ON SALE OF NEWSPAPER PROPERTY......................             31,829             30,575             8,291
INCOME IN UNCONSOLIDATED SUBSIDIARY.....................              5,558              9,287             2,541
                                                                 ----------         ----------        ----------
INCOME (LOSS) BEFORE INCOME TAXES,
  AND EXTRAORDINARY LOSS................................             21,198             27,332           (12,789)
INCOME TAX BENEFIT (EXPENSE)............................             (4,792)            (1,066)            1,857
                                                                 ----------         ----------        ----------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS....................          16,406             26,266           (10,932)

EXTRAORDINARY LOSS (net of taxes of $689)...............                 --              8,772                --
                                                                 ----------         ----------        ----------
NET INCOME (LOSS).......................................         $   16,406         $   17,494        $  (10,932)
                                                                 ----------         ----------        ----------
                                                                 ----------         ----------        ----------

INCOME (LOSS) PER COMMON SHARE:
  Income (Loss) before extraordinary gain..................      $     7.09         $    11.35        $    (4.72)
  Extraordinary loss....................................                 --              (3.79)               --
                                                                 ----------         ----------        ----------
    Income (Loss) per common share......................         $     7.09         $     7.56        $    (4.72)
                                                                 ----------         ----------        ----------
                                                                 ----------         ----------        ----------
Weighted average number of shares outstanding...........          2,314,346          2,314,346         2,314,346
                                                                 ----------         ----------        ----------
                                                                 ----------         ----------        ----------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT



                                                                  ADDITIONAL                            TOTAL
                                                     COMMON        PAID-IN-                          SHAREHOLDERS'
                                                      STOCK         CAPITAL           DEFICIT           DEFICIT
                                                     ------       ----------          -------        -------------
                                                                           (In thousands)
BALANCE AT JUNE 30, 1995....................          $  1            $ 3,633      $  (124,219)          $ (120,585)
  Loss......................................            --                 --          (10,932)             (10,932)
  Change in par value of Common Stock.......            22                (22)              --                   --
                                                      ----            -------      -----------           ----------
BALANCE AT JUNE 30, 1996....................            23              3,611         (135,151)            (131,517)
  Net income................................                               --           17,494               17,494
                                                      ----            -------      -----------           ----------
BALANCE AT JUNE 30, 1997....................            23              3,611         (117,657)            (114,023)
  Net income................................            --                 --           16,406               16,406
                                                      ----            -------      -----------           ----------
BALANCE AT JUNE 30, 1998....................          $ 23             $3,611      $  (101,251)          $  (97,617)
                                                      ----            -------      -----------           ----------
                                                      ----            -------      -----------           ----------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Fiscal Years Ended June 30,
                                                                        ---------------------------------------------------
                                                                             1998               1997                1996
                                                                         ----------          ----------          ----------
                                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)
    Adjustments to reconcile net income (loss) to net cash from operating activities:
        Depreciation ..........................................          $  16,406           $  17,494           $ (10,932)
        Amortization ..........................................             16,038              10,707               9,762
        Gain on sale of newspaper assets ......................             22,194              12,775              11,499
        Income from unconsolidated subsidiary .................            (31,539)            (30,579)             (8,622)
        Provision for losses on accounts receivable ...........             (5,558)             (9,287)             (2,541)
        Amortization of debt discount .........................              4,596               3,092               2,510
        Debt issue cost and repurchase premiums ...............             21,617              18,525              16,214
        Distributions in excess of (less than) earnings from ..              7,287              13,969               1,092
        investments in
            partnership .......................................             (1,114)                 23                (610)
        Deferred income tax (benefit) .........................             (1,520)             (3,226)             (2,373)
        Change in operating assets and liabilities:
            Accounts receivable ...............................              1,211              (5,408)             (3,403)
            Inventories .......................................              3,538              (1,163)              1,799
            Prepaid expense and other assets ..................              1,898                (455)               (558)
            Accounts payable and accrued liabilities ..........             (5,550)              5,139              (5,047)
            Unearned income ...................................               (541)                747                  22
            Affiliate account balances ........................              1,083                (580)                363
            Other assets and liabilities ......................              5,304                (535)               (517)
                                                                         ----------          ----------          ----------
NET CASH FLOWS FROM OPERATING ACTIVITIES ......................             55,350              31,238               8,658

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of newspaper property and other assets ...............             43,030              47,776              50,647
    Business acquisitions .....................................           (240,373)           (187,597)            (35,668)
    Purchase of machinery and equipment .......................             (9,683)             (8,836)             (8,079)
                                                                         ----------          ----------          ----------
NET CASH FLOWS FROM INVESTING ACTIVITIES ......................           (207,026)           (148,657)              6,900

CASH FLOW FROM FINANCING ACTIVITIES:
    Issuance of long-term debt ................................            490,988             259,450              37,300
    Reduction of long-term debt ...............................           (337,779)           (120,773)            (60,240)
    Reduction of non-operating liabilities ....................             (2,191)             (2,960)             (4,194)
    Debt issuance cost and repurchase premiums ................             (7,287)            (13,969)             (1,092)
                                                                         ----------          ----------          ----------

NET CASH FLOWS FROM FINANCING ACTIVITIES ......................            143,731             121,748             (28,226)
                                                                         ----------          ----------          ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........             (7,945)              4,329             (12,668)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ................              8,944               4,615              17,283
                                                                         ----------          ----------          ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR ......................          $     999           $   8,944           $   4,615
                                                                         ----------          ----------          ----------
                                                                         ----------          ----------          ----------


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

NOTE 2: INVESTMENT IN PARTNERSHIP

     Effective March 1990, York Newspapers, Inc. ("YNI"), a subsidiary of the Company, entered into a general partnership; York Newspaper Company (the "Agency") with York Daily Record, Inc. ("YDR"). YNI, YDR and the Agency entered into a joint operating agreement (the "JOA") under which the Agency is responsible for all newspaper publishing operations, other than news and editorial, including production, sales, distribution and administration. The Agency publishes THE YORK DISPATCH, a daily evening paper, THE YORK DAILY RECORD, a daily morning paper, and the YORK SUNDAY NEWS. YNI has a 57.5% interest in the Agency. YNI's investment in the Agency is recorded in the accompanying balance sheets under the equity method. The Company's investment in the Agency, which originally represented the net book value of assets and liabilities contributed to the Agency, was approximately $7.5 million and $6.4 million at each of the fiscal years ended June 30, 1998 and 1997, respectively. The Agency made cash distributions to YNI in the amount of $7.3 million, $7.2 million and $4.9 million in fiscal years 1998, 1997 and 1996.

     In September 1996, a subsidiary of the Company signed a call/put agreement under which YNI can purchase YDR's interest in the agency or YDR can put its interest in the Agency to YNI. The base call and put price is $32.0 million and $25.0 million, respectively, and is adjusted annually based on changes in the consumer price index (not to exceed 2-1/2%). The call option may be exercised on January 1, 2004, and expires on January 1, 2005. The put may be exercised at any time after the expiration of the call through June 30, 2008.

     The Company is not currently responsible for any liabilities of the Agency, contingent or otherwise. Management believes that the Agency is well capitalized and does not anticipate the Agency requiring any capital contributions from its partners in the near future.

NOTE 3: ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

     FISCAL 1998

     On May 11, 1998 the Company acquired substantially all the assets used in the publication of THE TRI-CITY WEEKLY, a weekly newspaper published in Eureka, California for approximately $2.6 million in cash plus a covenant not to compete with the prior owners with a discounted value of approximately $0.5 million.

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: ACQUISITIONS AND DISPOSITIONS (CONTINUED)

     On May 1, 1998, the Company acquired substantially all the assets used in the publication of the VALLEY NEWS TODAY, a morning newspaper published five times a week in Shenandoah Iowa, and seven weekly publications distributed primarily in Shenandoah and Dennison, Iowa. These assets were purchased for approximately $5.1 million in cash plus an adjustment for working capital and covenant not to compete with the prior owners, with a discounted value of approximately $0.6 million.

     On January 29, 1998, the Company acquired substantially all the assets used in the publication of the DAILY NEWS, a daily newspaper published in the San Fernando Valley region of Los Angeles, California, and a weekly newspaper distributed in the same area, for approximately $130.0 million, which included working capital approximately $2.0 million.

     On December 16, 1997, the Company acquired substantially all the assets used in the publication of the PRESS-TELEGRAM, a daily newspaper published in Long Beach, California, and two weekly newspapers distributed in and around Long Beach, for approximately $38.2 million in cash, plus an adjustment for working capital. Proceeds from the sale of the NORTH JERSEY HERALD & NEWS (discussed below) were used to fund the acquisition.

     On July 31, 1997, the Company acquired substantially all the assets used in the publication of THE SUN, an evening newspaper published in Lowell, Massachusetts. The assets were purchased for $49.0 million in cash plus a covenant not to compete with the prior owners with a discounted value of approximately $11.8 million.

     FISCAL 1997

     On February 28, 1997, the Company acquired substantially all the assets used in the publication of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL, daily newspapers distributed primarily in Fitchburg and Leominster, Massachusetts; Lebanon, Pennsylvania; and Council Bluffs, Iowa, respectively, and five weekly newspapers distributed in and around the same cities, for a total of approximately $51.2 million in cash. Proceeds from the sale of the POTOMAC NEWS (discussed below) and borrowings under the Company's Bank Credit Agreement were used to fund the acquisition.

     On October 31, 1996, the Company acquired substantially all of the assets used in the publication of the PASADENA STAR-NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD and THE EVENING SUN, daily newspapers distributed primarily in Pasadena, West Covina, Whittier and Eureka, California, and Hanover, Pennsylvania, respectively, and seven weekly newspapers distributed in and around these same cities, for a combined total of approximately $130.0 million in cash.

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

     FISCAL 1996

     On March 10, 1996, the Company acquired substantially all the assets used in the publication of the SAN MATEO COUNTY TIMES, a daily newspaper, and five weekly newspapers published in San Mateo County, California, for approximately $15.0 million, including obligations to the seller with a discounted value of approximately $4.3 million and the assumption of newspaper subscription obligations of approximately $0.7 million.

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

     All the acquisitions described above were accounted for as purchases. Accordingly, the results of their operations were included since the date of acquisition. The assets acquired and liabilities assumed have been recorded at their estimated fair market value at the date of acquisition. The fair values of the newspapers acquired in fiscal 1998 are based on independent appraisals and management's best estimate and are subject to change in the final allocation of the purchase price. The excess of cost over fair value of net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 and 15 to 6 years, respectively.

DISPOSITIONS

     FISCAL 1998

     On December 5, 1997, the Company sold substantially all the assets used in the publication of the NORTH JERSEY HERALD & NEWS and sixteen weekly publications for $43.0 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $31.8 million, net of selling expenses.

     FISCAL 1997

     On February 13, 1997, the Company sold substantially all the assets used in the publication of the POTOMAC NEWS and two weekly publications for $47.7 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $30.6 million, net of selling expenses.

     FISCAL 1996

     On May 1, 1996, Garden State sold the common stock of The Johnstown Tribune Publishing Company, which publishes THE TRIBUNE-DEMOCRAT, to American Publishing (1991), Inc. in exchange for $32.6 million in cash and substantially all the assets used in the publication of the following daily and weekly newspapers:


        Newspaper Location               Daily Publication                       Weekly Publication
----------------------------------       ---------------------                 --------------------------
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


-----------------------------
(a)  Free weekly distribution
(b)  Paid weekly distribution

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

UNAUDITED PRO FORMA OPERATING RESULTS

     The following table sets forth the unaudited pro forma operating results had the July 31, 1997 and the January 29, 1998 acquisitions, discussed above occurred as of July 1, 1997 and 1996 (In thousands):

                                                           June 30, 1998      June 30, 1997
                                                           -------------      -------------
           Revenues....................................    $   470,593        $  427,947
                                                           -------------      -------------
                                                           -------------      -------------
           Net Income Before Extraordinary Items.......    $    14,515        $   19,782
                                                           -------------      -------------
                                                           -------------      -------------
           Net Income..................................    $    14,515        $   11,010
                                                           -------------      -------------
                                                           -------------      -------------
           Earnings Per Share..........................    $      6.27        $     4.76
                                                           -------------      -------------
                                                           -------------      -------------


NOTE 4: LONG-TERM DEBT

DEBT RESTRUCTURING

     On October 1, 1997 and February 12, 1998, Garden State issued $250.0 million and $50.0 million, respectively, of 8.75% Senior Subordinated Notes due 2009. Proceeds from the sale of these notes of $300.3 million were used to paydown balances then outstanding under Garden State's Bank Credit Agreement. In conjunction with the issuance of the 8.75% Senior Subordinated Notes, Garden State paid approximately $7.3 million of fees and expenses. Garden State elected to charge the $7.3 million of debt issuance cost to fiscal year 1998 expense and, accordingly, the cost has been included in other expense in the accompanying Consolidated Statement of Operations.

     As a result of certain refinancing and debt prepayments on October 31, 1996, associated with acquisitions, Garden State incurred debt issuance costs of approximately $4.4 million and paid approximately $9.5 million of make-whole premiums to the holders of the Senior Secured Notes, who were prepaid in full. The make-whole premiums have been included in the accompanying Consolidated Statements of Operations as an extraordinary loss net of applicable income tax benefits. Garden State elected to charge the $4.4 million of the debt issuance cost to fiscal year 1997 expense and, accordingly, the cost has been included in other expense in the accompanying Consolidated Statements of Operations.

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  LONG-TERM DEBT (CONTINUED)

                                                                                         June 30,
                                                                              --------------------------
LONG-TERM DEBT CONSISTED OF THE FOLLOWING AT EACH YEAR END:                     1998              1997
                                                                              --------          --------
                                                                                    (In thousands)
Bank Credit Agreement ....................................       (I)          $ 34,000          $211,000
NJNI bank credit facility ................................      (II)                --            16,750
Various Notes, payable through December, 2002 ............     (III)            24,987            12,966
12.00% Senior Subordinated Secured Notes, due July 1, 2004      (IV)           100,000           100,000
8.75% Senior Subordinated Notes, due 2009 ................       (V)           300,287                --
9.00% Subordinated Promissory Note .......................      (VI)            47,600                --
Notes payable to certain shareholders of ANI .............     (VII)             2,971             2,629
Senior Discounted Debentures, due 2006 ...................    (VIII)           150,260           131,579
                                                                              --------          --------
                                                                               660,105           474,924
Less current portion of long-term debt ...................                       5,644             6,247
                                                                              --------          --------
                                                                              $654,461          $468,677
                                                                              --------          --------
                                                                              --------          --------


I. In conjunction with the October 31, 1996, acquisition previously discussed, Garden State entered into a $285.0 million amended and restated bank credit facility (the "Bank Credit Agreement") which has been subsequently reduced to $271.0 million as a result of required annual reductions. The Bank Credit Agreement is comprised of the following components at June 30, 1998:

     a. A $157.0 million Senior Secured Revolving Credit Facility ("RCA") for acquisition financing which matures on June 30, 2003. The commitment under RCA is subject to a reduction schedule as follows: $31.0 million reduction on June 30, 1999; $31.0 million reduction on June 30, 2000 through 2002, and a final maturity on June 30, 2003. As of June 30, 1998, $141.0 million was available under RCA for business acquisitions. Borrowings under RCA are secured by the assets acquired with the proceeds of the borrowings under RCA.

     b. A $27.0 million Senior Secured Revolving Credit Facility ("RCB") with sublimits of $7.0 million available for standby letters of credit and $5.0 million available for same day borrowings under a swingline facility. No principal payments are required under RCB until March 31, 2004, at which time the commitment is terminated and all then outstanding balances are due and payable. As of June 30, 1998, approximately $22.0 million was available under RCB. RCB is secured by a first priority lien on the common stock of GSI and substantially all of the assets of GSI.

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

     d. A $72.0 million Senior Secured Revolving Credit Facility ("RCC") with a final maturity of March 31, 2004. The commitment under RCC requires quarterly principal payments beginning on September 30, 1997, with total annual payments of $7.5 million in fiscal years 1999 and 2000, $12.0 million in fiscal years 2001 and 2002, $14.0 million in 2003 and $19.0 million in 2004. Proceeds from RCC Loan were used to prepay Garden State's 10.89% Senior Secured Notes on October 31, 1996, as previously discussed. RCC Loan is secured by a first priority lien on the common stock of GSI and substantially all of the assets of GSI.

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  LONG-TERM DEBT (CONTINUED)

          All borrowings under the Bank Credit Agreement, except loans under the swingline facility, bear interest at rates based upon, at Garden State's option, Eurodollar or prime, plus a spread based on Garden State leverage. Borrowings under the swingline facility bear interest at prime plus a spread based on Garden State's leverage. Interest on prime borrowings under the Bank Credit Facility is payable quarterly. Interest on Eurodollar borrowings is due at the end of the applicable interest rate period or quarterly if the interest rate period exceeds three months. In addition, Garden State pays an annual commitment fee of 0.50% on the unused commitment under RCA and RCB. If the ratio of total debt to operating cash flow is less than 4.00 to 1.00, the commitment fee is reduced to 0.375%.

II. In fiscal year 1998, Garden State paid off and terminated the NJNI bank credit facility, in conjunction with the previously discussed sale of the NORTH JERSEY HERALD & NEWS.

III. In connection with various acquisitions, Garden State has issued notes payable to prior owners, including non-compete agreements, and assumed certain debt obligations. The notes payable and debt obligations bear interest at rates ranging from zero to 9%. Obligations bearing interest at below market rates were discounted at rates ranging from 7.8% to 12.0%.

IV. In May 1994, Garden State issued $100.0 million of 12.0% Senior Subordinated Secured Notes due July 1, 2004. Interest accruing on the 12.0% Senior Subordinated Secured Notes is payable semi-annually in arrears on January 1 and July 1. The indebtedness evidenced by the 12.0% Senior Subordinated Secured Notes is subordinated and junior in right of payment under the Bank Credit Agreement and notes payable to prior owners. No principal payments are required until July 1, 2004, at which time the outstanding principal amount is due and payable. The 12.0% Senior Subordinated Secured Notes are secured by a second lien on the stock of GSI, a subsidiary of Garden State and holding company for certain newspapers of Garden State.

V. On October 1, 1997, and February 12, 1998, Garden State issued $250.0 million and 50.0 million, respectively of 8.75% Senior Subordinated Notes due 2009. The 8.75% Senior Subordinated Notes were issued at a slight premium, resulting in net proceeds to Garden State of $300.3 million, excluding related debt issuance cost. Interest accruing on the 8.75% Senior Subordinated Notes is payable semi-annually in arrears on October 1, and April 1. No principal payments are required until October 1, 2009, at which time the outstanding principal amount is due and payable. The 8.75% Senior Subordinated Notes are general unsecured obligations of Garden State ranking PARI PASSU in right of payment with the existing 12.0% Senior Subordinated Secured Notes and all other future senior subordinated indebtedness of Garden State and senior in right of payment to all existing and future subordinated indebtedness of Garden State which is made expressly junior thereto; however, Garden State's Senior 12.0% Subordinated Secured Notes are secured by a second priority lien only on all of the capital stock of GSI. Secured PARI PASSU debt will, to the extent such security is then available, have a claim prior to the holders of the 8.75% Senior Subordinated Notes with respect to the value of the GSI Stock. Garden State used the net proceeds to reduce bank debt at Garden State.

VI. In the third quarter of fiscal year 1998, Garden State entered into a subordinated note purchase agreement pursuant to which Garden State issued a $47.6 million, 9.0% Subordinated Promissory Note (the "Promissory Note") due January 31, 2010. Interest accruing on the Promissory Note is payable quarterly beginning on March 31, 1998, provided that on each interest payment date occurring on or prior to 2002, Garden State may elect to defer payment of any or all accrued and unpaid interest. However, in calendar years 2000, 2001 and 2002 Garden State must pay the lesser of $3.0 million or all accrued and unpaid interest due in such year. The Promissory Note is subordinated and junior in right of payment to Garden State's Bank Credit Agreement, 12.0% Senior Subordinated Secured Notes and the 8.75% Senior Subordinated Notes. No scheduled principal payments are required until January 31, 2010, at which time the outstanding principal amount is due and payable. ANI has guaranteed the Promissory Note. Proceeds from this Promissory Note were used for acquisition funding.

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

     The Debentures mature on July 1, 2006 and, beginning July 1, 1999, will begin paying interest currently at a rate of 13.25%, payable semi-annually in arrears on January 1 and July 1. The original discount of $87.1 million is being amortized to recognize a yield to maturity of 13.6% per annum. The carrying value represents the principal at maturity of $173.6 million less the unamortized discount of $23.3 million at June 30, 1998.

     The Garden State Bank Credit Agreement contains certain restrictive covenants which relate to the incurrence of additional debt, capital expenditures and distributions. Additionally, the agreements require the maintenance of certain financial ratios based on leverage, debt service coverage, interest coverage and cash flow. The 12.0% Senior Subordinated Secured Notes, 8.75% Senior Subordinated Notes and the Debentures restrict ANI's ability to sell certain assets, incur debt and pay dividends.

     Maturities of the Company's long-term debt as of June 30, 1998, for the five fiscal years ending June 30, 2003 and thereafter are as follows (in thousands):

                1999......................     $  5,644
                2000......................        4,856
                2001......................        4,787
                2002......................        8,106
                2003......................       27,925
                Thereafter................      608,787
                                               --------
                                               $660,105
                                               --------
                                               --------

     Interest paid during the fiscal years ended June 30, 1998, 1997 and 1996 was approximately $36.9 million, $30.8 million and $27.2 million, respectively.

     Letters of credit have been issued in favor of an insurance company providing workers compensation insurance coverage to Garden State totaling approximately $2.1 million as of June 30, 1998. In addition, Garden State issued approximately $2.5 million of additional letters of credit in support of its obligations under non-compete agreements entered into in connection with the August 31, 1995, acquisition described in Note 3.

     The fair market value of the 12.0% Senior Subordinated Secured Notes, the 8.75% Senior Subordinated Notes, and the Debentures, was approximately $112.0 million, $304.5 million, and $170.5 million, respectively, at June 30, 1998. The carrying value of the Company's long-term debt, which has interest rates tied to prime or LIBOR, approximates the fair value of such financial instruments. Management cannot practicably estimate the fair value of the remaining long-term debt because of the lack of quoted market prices for these types of securities and its inability to estimate its fair value without incurring the excessive costs of obtaining an appraisal. The carrying amount represents the original issue price net of remaining original issue discounts, if applicable.

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  LONG-TERM DEBT (CONTINUED)

INTEREST RATE SWAPS

     Effective April 1, 1997, Garden State entered into a two-year interest rate swap agreement with a notional principal amount of $50.0 million and a fixed annual interest rate of 6.455%, plus the applicable spread. Garden State uses interest rate swaps to manage its floating rate debt to minimize, in part, the Company's exposure to the uncertainty of floating interest rates. Garden State accounts for the differences paid or received under this agreement as an adjustment to interest expense. As of June 30, 1998, the interest rate swap had a market loss of $0.4 million. Upon termination of the hedge or sale of the interest rate swap agreement, any gain or loss associated with the termination or sale will be immediately recognized. Garden State is exposed to credit loss related to the interest rate swap to the extent such interest rate swap has a market gain and the counterparty to the agreement fails to perform under the agreement. Garden State does not anticipate that the counterparty will fail to meet its obligation because of its high credit rating.

NOTE 5: LEASES

     A subsidiary of Garden State leases an operating facility under a capital lease. Assets under capital leases and related accumulated amortization are included in property, plant and equipment in the accompanying consolidated balance sheets as follows:

                                                              June 30,
                                                       ------------------------
                                                         1998             1997
                                                       -------          -------
                                                            (In thousands)
Building ....................................          $ 6,934          $ 6,934
Accumulated amortization ....................            2,042            1,811
                                                       -------          -------
   Assets under capital leases, net .........          $ 4,892          $ 5,123
                                                       -------          -------
                                                       -------          -------

   Garden State subsidiaries also lease certain facilities and equipment under operating leases, some of which contain renewal and escalation clauses. Rent expense was approximately $2.3 million, $2.0 million and $2.1 million for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. Contingent rentals are not significant. Future minimum payments on capital and operating leases are as follows:

                                                       Capital          Operating
FISCAL YEARS ENDING JUNE 30,                            Leases           Leases
----------------------------                           -------          ---------
                                                             (In thousands)
1999 ........................................          $   821          $ 1,968
2000 ........................................              867            1,973
2001 ........................................              931            1,652
2002 ........................................              931            1,043
2003 ........................................              931              485
Thereafter ..................................           14,972              210
                                                       -------          -------
   Total minimum lease payments .............           19,453          $ 7,331
   Less amount representing interest ........           11,990          -------
                                                       -------          -------
   Present value of net future lease payments          $ 7,463
                                                       -------
                                                       -------

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: CAPITAL STOCK

     ANI has authorized six and issued five classes of common stock (collectively, the "Common Stock"), each with $.01 par value, as follows:

   TITLE OF CLASS                               AUTHORIZED SHARES         ISSUED SHARES
   --------------                               -----------------         -------------
Class A Common Stock ........................         2,314,346                   --
Class B Common Stock ........................           173,576              173,576
Class D Common Stock ........................           664,450              664,450
Class G Common Stock ........................           500,000              371,960
Class GSI Common Stock ......................         1,500,000            1,104,130
Class N Common Stock ........................               230                  230


     The holders of the common stock have the right to vote, as a class, for the election of directors and for all other purposes, and all other rights with respect to each class of common stock are identical, except rights with respect to dividends. Dividends may be declared and paid on (i) the Class B common stock only to the extent of the assets of the Company legally available; therefore, in an aggregate amount equal to (7.5%) of the sum of:
(a) the amount of the dividends then being declared upon the Class B common stock and (b) the aggregate amounts simultaneously declared and paid as dividends on the Class D, G, GSI and N common stock; and (ii) the Class D common stock only to the extent of the earned surplus of ANI attributable to the Available Separate Consolidated Net Income (as defined in ANI's Amended and Restated Certificate of Incorporation) of Denver Newspapers, Inc.; (iii) the Class G common stock to the extent of the earned surplus of ANI attributable to the Available Separate Consolidated Net Income of Garden State; (iv) the Class GSI common stock to the extent of the earned surplus of ANI attributable to the Available Separate Consolidated Net Income of Garden State Investments, Inc.; and (v) the Class N common stock to the extent of the earned surplus of ANI attributable to the Available Separate Consolidated Net Income of North Jersey Newspapers Investments, Inc.

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

NOTE 7:  EMPLOYEE BENEFIT PLANS

PENSION PLANS

     In conjunction with the July 31, 1997 and the January 29, 1998 acquisitions, Garden State assumed overfunded non-contributory defined benefit pension plans, which covered substantially all the employees at the acquired newspapers. Shortly after the January 29, 1998 acquisition, Garden State elected to freeze the plan assumed in conjunction with that acquisition. Accordingly all current service cost under that plan has been terminated. Participants in the plan assumed in conjunction with the July 31, 1997 acquisition continue to accrue benefits associated with current services, based on years of service, and estimated compensation prior to retirement.

     Prior to fiscal year 1998, Garden State had assumed a defined benefit pension plan in conjunction with its August 31, 1995 acquisition. The plan was frozen in September, 1995, accordingly, all current service costs under the plan were terminated. As of June 30, 1997, the net present value of accumulated benefits obligations exceeded the fair market value of plan assets by approximately $2.0 million. Due to the immateriality of the plan assets and liabilities in years prior to fiscal year 1998, and the fact that current benefits were frozen, only current year pension plan disclosures have been included. Garden State's funding policy for all plans is to make the minimum annual contributions required by the Employee Retirement Income Security Act of 1974.

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:  EMPLOYEE BENEFIT PLANS (CONTINUED)

     The components of net periodic pension for Garden State's defined benefit plans for the year ended June 30, 1998, are as follows:

                                                                                1998
                                                                            --------------
                                                                            (IN THOUSANDS)
     Service cost-benefits earned during the period....................      $   270
     Interest cost on projected benefit obligations....................        2,358
     Return on plan assets.............................................       (4,527)
     Net amortization and deferral.....................................        1,923
                                                                             --------
     Net pension expense...............................................      $    24
                                                                             --------
                                                                             --------


   The following table sets forth the funding status and amounts recognized in the Company's consolidated balance sheets at June 30, 1998 related to Garden State's defined benefit plans:

                                                                                1998
                                                                           -------------
                                                                           (IN THOUSANDS)
     Actuarial present value of benefit obligations:
     Accumulated benefit obligations, including vested benefits of
        $43,913, for 1998 .............................................      $ 44,507
                                                                             --------
                                                                             --------
     Plan assets at fair value comprised of common stocks, bonds and
        U.S. Government obligation funds ..............................       48,434
     Projected benefit obligations ....................................       45,027
                                                                             --------
     Excess of plan assets over projected benefit obligations .........        3,407
     Unrecognized gain from past experience different from that assumed          860
                                                                             --------
     Net pension asset recognized in the consolidated balance sheets ..      $ 4,267
                                                                             --------
                                                                             --------

     The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligations was 7.25% at June 30, 1998. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 4.0% and the expected long-term rate of return on plan assets was 8.0% to 8.5%.

OTHER RETIREMENT PLANS

     Garden State and a majority of its newspaper properties participate in retirement/savings plans and, in addition, contribute to several multi-employer plans on behalf of certain union-represented employee groups. Substantially all of Garden State's full-time employees are covered by one of these plans. Total expense for these plans for the fiscal years ended June 30, 1998, 1997 and 1996, was approximately $2.1 million, $2.1 million, and $1.4 million, respectively.

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

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: INCOME TAXES

     The income tax provision (benefit) for each of the three years ended June 30, 1998, 1997 and 1996, consists of the following:

                                                                    1998           1997         1996
                                                                   ------         -------       ------
                                                                              (IN THOUSANDS)
Current:
  State .................................................         $ 2,592         $ 3,429      $   441
  Federal ...............................................           3,720             863           75
Deferred:
  State .................................................           1,062            (213)        (539)
  Federal ...............................................          (2,582)         (3,013)      (1,834)
                                                                   ------         -------       ------
Net (benefit) provision .................................         $ 4,792         $ 1,066      $(1,857)
                                                                   ------         -------       ------
                                                                   ------         -------       ------


   A reconciliation between the actual income tax expense for financial statement purposes and income taxes computed by applying the statutory Federal income tax rate to financial statement earnings before income taxes for the three years ended June 30, 1998, 1997 and 1996 is as follows:

                                                                    1998           1997         1996
                                                                   ------         -------       ------
                                                                              (IN THOUSANDS)
Statutory Federal income tax rate .......................           35%            35%           (35%)
  Effect of:
     Operating losses ...................................          (16)           (21)            29
     State income tax net of federal benefit ............           11             10              3
     Book/tax basis difference associated with
        acquisitions and non-deductible acquisition costs            3              3            (12)
     Sale of assets .....................................          (10)           (25)            --
     Extraordinary loss .................................           --              4             --
     Other, net .........................................           --              -             --
                                                                   ------         -------       ------
Financial statement effective tax rate ..................           23%             6%           (15)%
                                                                   ------         -------       ------
                                                                   ------         -------       ------


     In fiscal years 1998 and 1997, the Company generated federal taxable income, which was offset by operating loss carryforwards. However, since the federal tax laws do not allow the Company to completely offset taxable income with loss carry forwards, the Company did incur alternative minimum tax which can be carried forward as a credit to future taxes payable. Other deferred tax assets are the result of timing differences associated with bad debt allowances, capital leases, deferred compensation and debt issuance cost.

     At June 30, 1998, the Company has approximately $27.9 million of net operating loss carryforwards for tax reporting purposes available to offset its future taxable income which expire in 2006 through 2011 and $5.1 million of alternative minimum tax credit carryforwards.

     The Company made state and federal tax payments of approximately $9.0 million, $3.0 million, and $0.6 million during fiscal years 1998, 1997 and 1996, respectively.

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: INCOME TAXES (CONTINUED)

Components of the long-term deferred tax liabilities as of June 30, 1998 and 1997 are as follows:

                                                     1998               1997
                                                    ------            -------
                                                          (In thousands)
Deferred tax assets:

   Net operating losses and other credits          $ 14,826           $ 14,566
   Deferred interest ....................            21,272             15,046
   Other ................................            13,665              8,604
                                                   --------           --------
                                                     49,763             38,216
   Valuation allowance ..................           (30,545)           (29,950)
                                                   --------           --------
   Deferred tax assets ..................            19,218              8,266

Deferred tax liabilities:

   Fixed assets .........................            16,624              8,679
   Intangibles ..........................            14,254              8,391
   Other ................................             1,355              4,232
                                                   --------           --------
   Deferred tax liabilities .............            32,233             21,302
                                                   --------           --------
Net deferred tax liabilities ............          $ 13,015           $ 13,036
                                                   --------           --------
                                                   --------           --------

NOTE 9: RELATED PARTY TRANSACTIONS

     MediaNEWS Group, Inc., an affiliate of certain of the Company's shareholders, provides management services to the Company and its subsidiaries. Related management fees are shown on the accompanying Consolidated Statements of Operations.

NOTE 10: COMMITMENTS AND  CONTINGENCIES

     The Company's subsidiaries are involved in a number of legal proceedings, which have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

     Under the terms of a newsprint contract, Garden State, through MNG, has agreed to purchase approximately 4,300 tons per month of newsprint at a fixed price under contracts expiring December 31, 1999 and August 31, 2000. Management does not expect that it will purchase less than the required amount; however, if it should default on the purchase obligation, MNG and/or Garden State would be responsible for damages, if any, incurred by the seller. Based on the above monthly purchases of newsprint, Garden State is expected to purchase $27.3 million and $17.1 million of newsprint during fiscal years 1999 and 2000, respectively, under these agreements.

     The Company has guaranteed up to $5.0 million of the Denver Post Corporation's bank credit facility through the period ended December 1, 1998. Based on the current financial position of the Denver Post Corporation, the Company does not believe it has any loss exposure.

     In fiscal year 1998, in exchange for $2.4 million, Garden State granted an option to a third party to purchase substantially all the assets used in the publication of a certain newspaper beginning in 2003 and expiring in 2010 at the newspapers fair market value. The holder of the option can also require Garden State to repurchase the option anytime beginning in 2003 through 2010, based on a fixed formula. If the option holder has not exercised the option by the twelfth anniversary of the option grant Garden State must repurchase the option based on the same fixed formula.

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

BASIS OF ACCOUNTING

     Prior to September 28, 1994, when Media General, Inc. ("Media General") exercised its warrant to acquire a 40 percent interest in Denver Newspapers, Inc. ("Denver Newspapers"), the Company owned 100 percent of Denver Newspapers' common stock. As was the case prior to the exercise of the warrant, the Company accounts for its investment in Denver Newspapers using the equity method because the Denver Newspapers shareholder agreement provides Media General with a 50 percent representation on the board of directors.

     The Company has not provided for deferred taxes on the gain on sale of common stock or on the undistributed earnings of Denver Newspapers due to the Company's recognition of operating loss carryforwards for financial reporting purposes as offsets to deferred tax liabilities. Such operating loss carryforwards are expected to be realized prior to the expiration of the loss carryforwards.

     The Company's investment in Denver Newspapers at June 30, 1998, was less than the book value of the underlying 60 percent of common equity in Denver Newspapers as a result of the gain of approximately $1.0 million on the sale of the 40 percent interest in Denver Newspapers not being sufficient to fully offset the Denver Newspapers' losses previously recorded at 100 percent prior to Media General's exercise of its warrant. Media General also owns 100 percent of Denver Newspapers' 9.0% preferred stock. Annual preferred stock dividends of $2.7 million were paid in fiscal years 1998 and 1997. Denver Newspapers has never paid a common stock dividend.

SUMMARIZED FINANCIAL INFORMATION OF DENVER NEWSPAPERS, INC.

     The following is summarized balance sheet information for Denver Newspapers as of June 30, 1998 and 1997, and summarized statements of operations for the fiscal years ended June 30, 1998, 1997 and 1996 (in thousands):

SUMMARIZED BALANCE SHEETS

                                                                            June 30,
                                                                       -------------------
                                                                       1998           1997
                                                                       ----           ----
                             ASSETS
Current assets.................................................     $  44,991     $  43,807
Noncurrent assets..............................................       130,031       116,292
                                                                    ---------     ---------
  Total assets.................................................     $ 175,022     $ 160,099
                                                                    ---------     ---------
                                                                    ---------     ---------
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities............................................     $  38,947     $  40,243
Mandatorily redeemable preferred stock.........................        53,175        53,175
Noncurrent liabilities.........................................        46,161        39,206
Shareholders' equity...........................................        36,739        27,475
                                                                    ---------     ---------
  Total liabilities and shareholders' equity...................     $ 175,022     $ 160,099
                                                                    ---------     ---------
                                                                    ---------     ---------

SUMMARIZED STATEMENTS OF OPERATIONS

                                                         Fiscal Years ended June 30,
                                                       ------------------------------
                                                       1998          1997        1996
                                                       ----          ----        ----
Total revenues.................................     $ 217,996    $ 204,453    $ 183,037
                                                    ---------    ---------    ---------
                                                    ---------    ---------    ---------
Cost of sales..................................     $ 115,231    $ 102,042    $ 106,368
                                                    ---------    ---------    ---------
                                                    ---------    ---------    ---------

Net income.....................................     $  11,964    $  18,177    $   6,936
                                                    ---------    ---------    ---------
                                                    ---------    ---------    ---------
Net income applicable to common stock..........     $   9,264    $  15,477    $   4,236
                                                    ---------    ---------    ---------
                                                    ---------    ---------    ---------

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The following is the combined summarized balance sheet information for ANI and Denver Newspapers as of June 30, 1998 and 1997 (in thousands):

SUMMARIZED COMBINED BALANCE SHEETS

                                                                            June 30,
                                                                       -------------------
                                                                       1998           1997
                                                                       ----           ----
                             ASSETS
Current assets.................................................     $  110,113    $  98,401
Noncurrent assets..............................................        704,496      476,146
                                                                    ----------    ---------
  Total assets.................................................     $  814,609    $ 574,547
                                                                    ----------    ---------
                                                                    ----------    ---------

              LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities............................................     $  114,383    $  88,544
Mandatorily redeemable preferred stock.........................         53,175       53,175
Noncurrent liabilities.........................................        727,600      533,488
Minority interest..............................................         17,068       13,363
Shareholders' deficit..........................................        (97,617)    (114,023)
                                                                    ----------    ---------
  Total liabilities and combined shareholders' deficit.........     $  814,609    $ 574,547
                                                                    ----------    ---------
                                                                    ----------    ---------

   The following is the combined summarized statements of operations for ANI and Denver Newspapers for the fiscal years ended June 30, 1998, 1997 and 1996 (in thousands):

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS

                                                                        Fiscal Years ended June 30,
                                                                        ----------------------------------
                                                                           1998        1997         1996
                                                                        ---------   ---------    ---------
Revenues...........................................................     $ 632,302   $ 507,355    $ 428,467
                                                                        ---------   ---------    ---------
                                                                        ---------   ---------    ---------
Cost of sales......................................................     $ 260,643   $ 208,518    $ 204,837
                                                                        ---------   ---------    ---------
                                                                        ---------   ---------    ---------
Gain on sale of newspaper property.................................     $  31,829   $  30,575    $   8,291
                                                                        ---------   ---------    ---------
                                                                        ---------   ---------    ---------
Minority interest in (income) applicable to common stock...........     $  (3,705)  $  (6,191)   $  (1,695)
                                                                        ---------   ---------    ---------
                                                                        ---------   ---------    ---------
Income (loss) before extraordinary loss............................     $  16,406   $  26,266    $ (10,932)
                                                                        ---------   ---------    ---------
                                                                        ---------   ---------    ---------
Extraordinary loss.................................................     $      --   $   8,772    $      --
                                                                        ---------   ---------    ---------
                                                                        ---------   ---------    ---------
Net income (loss) applicable to common stock.......................     $  16,406   $  17,494    $ (10,932)
                                                                        ---------   ---------    ---------
                                                                        ---------   ---------    ---------

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: SUBSEQUENT EVENTS

ACQUISITION

     On August 21, 1998, Garden State acquired a 50% interest in Charleston Newspapers, a joint venture, which publishes the CHARLESTON GAZETTE, (morning) and CHARLESTON DAILY MAIL (evening) newspapers six days a week and the SUNDAY GAZETTE-MAIL, under the terms of a JOA. The acquisition included rights to the masthead of the CHARLESTON DAILY MAIL; thus, Garden State is responsible for the editorial content of the CHARLESTON DAILY MAIL. Charleston Newspapers had daily and Sunday circulation of approximately 93,000 and 102,000, respectively, at March 31, 1998. The acquisition price of approximately $47.0 million was funded with borrowings under the RCC of the Garden State's Bank Credit Agreement.

     Garden State has agreed to acquire substantially all the assets used in publication of a morning newspaper in New Mexico. The assets will be purchased for $5.0 million in cash, a note with discounted value of $7.7 million, plus a covenant not to compete with the prior owners with a discounted value of approximately $3.2 million. The cash portion of the acquisition will be funded with borrowings under the Garden State Bank Credit Agreement. The newspaper has daily and Sunday circulation of approximately 17,000 and 18,000, respectively, as of March 31, 1998. Closing is expected to occur on September 30, 1998.

     The acquisitions above will be accounted for as purchases; accordingly, the consolidated financial statements will include the operations of the acquired newspapers from the date of acquisition.

LONG-TERM DEBT

     In the first quarter of fiscal 1999, Garden State repurchased $36.0 million of its 12.0% Senior Subordinated Secured Notes at a premium of approximately $3.6 million. The premium will be recognized as an extraordinary loss in the first quarter of fiscal year 1999. Proceeds from borrowings under RCC and RCB of Garden State's Bank Credit Agreement were used to repurchase the 12.0% Senior Subordinated Secured Notes.

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
           Schedule I - Condensed Financial Information of Registrant
                              (Parent Company Only)

                                 BALANCE SHEETS


                                                                                      June 30,
                                                                               ----------------------
                                                                                  1998       1997
                                                                               ---------   ----------
                                                                               (Dollars in thousands,
                                                                                 except share data)
ASSETS
Other assets...............................................................    $       1   $       1
Investment in subsidiaries.................................................       53,218      18,059
                                                                               ---------   ----------
  Total Assets.............................................................    $  53,219   $  18,060
                                                                               ---------   ----------
                                                                               ---------   ----------

LIABILITIES
Due to (from) affiliate....................................................    $      56   $     (15)
Long-term debt.............................................................      150,260     131,578
Long-term deferred taxes...................................................          520         520
                                                                               ---------   ----------
Total Liabilities..........................................................      150,836     132,083

SHAREHOLDERS' DEFICIT:
Common stock, $.01 par value; 5,152,602 shares authorized
  at June 30, 1998 and 1997, respectively; 2,314,346 shares
  issued and outstanding...................................................           23          23
Additional paid-in capital.................................................        3,611       3,611
Deficit....................................................................     (101,251)   (117,657)
                                                                               ---------   ----------
  Total shareholders' deficit..............................................      (97,617)   (114,023)
                                                                               ---------   ----------
Total Liabilities and Shareholders' Deficit................................    $  53,219   $  18,060
                                                                               ---------   ----------
                                                                               ---------   ----------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
           Schedule I - Condensed Financial Information of Registrant
                              (Parent Company Only)

                            STATEMENTS OF OPERATIONS

                                                                            Fiscal Years Ended June 30,
                                                                       ----------------------------------
                                                                          1998       1997          1996
                                                                       ---------  ----------    ---------
                                                                                (In thousands)
Income in subsidiaries............................................     $ 35,158   $  42,797     $  3,802
Interest expense..................................................      (18,682)    (16,466)     (14,518)
Other.............................................................          (70)        (65)         (60)
                                                                       ---------  ----------    ---------
 Income (loss) before income taxes and extraordinary credit.......       16,406      26,266      (10,776)
 Income tax expense...............................................           --          --         (156)
                                                                       ---------  ----------    ---------
 Income (loss) before extraordinary loss..........................       16,406      26,266      (10,932)
 Extraordinary loss from subsidiary...............................           --       8,772           --
                                                                       ---------  ----------    ---------
Net Income (loss).................................................     $ 16,406   $  17,494     $(10,932)
                                                                       ---------  ----------    ---------
                                                                       ---------  ----------    ---------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
           Schedule I - Condensed Financial Information of Registrant
                              (Parent Company Only)

                            STATEMENTS OF CASH FLOWS

                                                                       Years Ended June 30,
                                                                  --------------------------------
                                                                    1998       1997        1996
                                                                  ---------  ---------   ---------
                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).............................................  $ 16,406   $ 17,494    $(10,932)
  Net income from subsidiaries..................................   (35,158)   (34,025)     (3,802)
  Amortization of debt discount.................................    18,682     16,466      14,518
  Deferred tax expense..........................................        --         --         156
  Change in affiliated account balance..........................        70       (135)         60
                                                                  ---------  ---------   ---------
    NET CASH FLOWS FROM OPERATING ACTIVITIES....................        --       (200)         --

 CASH AT BEGINNING OF YEAR......................................        --        200         200
                                                                  ---------  ---------   ---------
 CASH AT END OF YEAR............................................  $     --   $     --    $    200
                                                                  ---------  ---------   ---------
                                                                  ---------  ---------   ---------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    AFFILIATED NEWSPAPERS INVESTMENTS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 FISCAL YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                 (In thousands)

                                      Balance at     Additions                                   Balance at
                                     Beginning of    charged to        Net       Acquisitions      End of
                                        Period      Expense, Net    Deductions   (Dispositions)    Period
                                     ------------   ------------    ----------   --------------  ----------
YEAR ENDED JUNE 30, 1998
  Reserves and allowances deducted
    from asset accounts:

  Allowance for doubtful
   accounts.....................       $4,252        $4,596         $3,636        $1,027        $6,239

YEAR ENDED JUNE 30, 1997
  Reserves and allowances deducted
    from asset accounts:

  Allowance for doubtful
   accounts.....................       $2,426        $3,567         $3,595        $1,854        $4,252

YEAR ENDED JUNE 30, 1996
  Reserves and allowances deducted
    from asset accounts:

  Allowance for doubtful
   accounts.....................       $1,931        $2,510         $2,474        $ 459         $2,426


                         Report of Independent Auditors

The Board of Directors
Denver Newspapers, Inc.

We have audited the accompanying consolidated balance sheets of Denver Newspapers, Inc. and subsidiaries (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Denver Newspapers, Inc. and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                       ERNST & YOUNG LLP

Denver, Colorado
August 28, 1998

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                         June 30,
                                                                                 ------------------------
                                                                                   1998             1997
                                                                                 ---------       --------
                                                                                      (In thousands)
                                  ASSETS

CURRENT ASSETS
  Cash and cash equivalents..............................................        $   1,079       $  3,974
  Trade accounts receivable, less allowance for doubtful
    accounts (1998--$3,170; 1997--$2,917)................................           23,989         25,742
  Inventories of newsprint and supplies..................................           11,662         10,158
  Prepaid expenses and other assets......................................            1,717          1,501
  Due from affiliates....................................................              195             --
  Current income tax receivable..........................................            4,554             --
  Deferred income taxes..................................................            1,795          2,432
                                                                                 ---------       --------
     TOTAL CURRENT ASSETS................................................           44,991         43,807

PROPERTY, PLANT AND EQUIPMENT
  Land...................................................................            6,953          6,925
  Buildings and improvements.............................................           32,901         21,924
  Machinery and equipment................................................          106,275         84,846
  Construction-in-progress...............................................              340         16,164
                                                                                 ---------       --------
                                                                                   146,469        129,859
  Accumulated depreciation and amortization..............................          (53,654)       (47,354)
                                                                                 ---------       --------
     Net property, plant and equipment...................................           92,815         82,505

OTHER ASSETS
  Subscriber accounts less accumulated amortization of
    $216 and $114 at June 30, 1998 and 1997, respectively................            1,316          1,383
  Excess of cost over fair value of net assets acquired,
    less accumulated amortization of $559 and $301
    at June 30, 1998 and 1997, respectively..............................           11,003         10,368
  Net pension asset .....................................................           22,740         21,147
  Other..................................................................            2,157            889
                                                                                 ---------       --------
     TOTAL OTHER ASSETS..................................................           37,216         33,787
                                                                                 ---------       --------

TOTAL ASSETS.............................................................        $ 175,022       $160,099
                                                                                 ---------       --------
                                                                                 ---------       --------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                         June 30,
                                                                                 ------------------------
                                                                                   1998             1997
                                                                                 ---------       --------
                                                                                   (IN THOUSANDS EXCEPT
                                                                                        SHARE DATE)
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable.................................................        $  20,495      $  15,157
  Accrued employee compensation..........................................            4,764          4,603
  Accrued liabilities....................................................            3,231          6,882
  Due to affiliates......................................................               --             38
  Income taxes payable...................................................               --          3,738
  Unearned income........................................................            9,041          8,960
  Current portion of long-term debt and capital leases...................            1,416            865
                                                                                 ---------       --------
     TOTAL CURRENT LIABILITIES...........................................           38,947         40,243
OBLIGATIONS UNDER CAPITAL LEASES.........................................            3,269          2,238

LONG-TERM DEBT...........................................................           11,015          9,500

OTHER LIABILITIES........................................................            8,034          7,778

DEFERRED INCOME TAXES....................................................           23,843         19,690
MANDATORILY REDEEMABLE 9% CUMULATIVE
  PREFERRED STOCK, PAR VALUE $25,000 PER
  SHARE; 1,200 SHARES AUTHORIZED, ISSUED AND
  OUTSTANDING............................................................           53,175         53,175
SHAREHOLDERS' EQUITY:
  Common stock, par value $1 per share; Class A, authorized 120 shares; 40 shares issued and outstanding; Class B, authorized 120 shares;
    60 shares issued and outstanding.....................................               --             --
  Additional paid-in capital.............................................            7,762          7,762
  Retained earnings......................................................           28,977         19,713
                                                                                 ---------       --------
     TOTAL SHAREHOLDERS' EQUITY..........................................           36,739         27,475
                                                                                 ---------       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................        $ 175,022      $ 160,099
                                                                                 ---------       --------
                                                                                 ---------       --------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Fiscal Years ended June 30,
                                                             -----------------------------------
                                                                1998        1997         1996
                                                             ---------    ---------    ---------
                                                                          (IN THOUSANDS)
REVENUES                                                     $ 217,996    $ 204,453    $ 183,037
COSTS AND EXPENSES:
  Cost of sales......................................          115,231      102,042      106,368
  Selling, general and administrative................           72,817       65,495       57,190
  Management fees....................................            1,032          740          641
  Depreciation and amortization......................            7,468        5,860        6,577
  Interest expense...................................            1,528          741          805
  Other expense (income).............................              306         (122)        (147)
                                                             ---------    ---------    ---------
TOTAL COSTS AND EXPENSES.............................          198,382      174,756      171,434

INCOME BEFORE INCOME TAXES...........................           19,614       29,697       11,603

INCOME TAX EXPENSE...................................           (7,650)     (11,520)      (4,667)
                                                             ---------    ---------    ---------


NET INCOME...........................................           11,964       18,177        6,936

ACCRETION OF DIVIDENDS ON
 PREFERRED STOCK.....................................           (2,700)      (2,700)      (2,700)
                                                             ---------    ---------    ---------

NET INCOME APPLICABLE TO
 COMMON STOCK........................................        $   9,264    $  15,477    $   4,236
                                                             ---------    ---------    ---------
                                                             ---------    ---------    ---------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                Additional           Total
                                                                Retained         Paid-in         Shareholders'
                                                                Earnings         Capital           Equity
                                                               ----------       ----------       -------------
BALANCE AT JUNE 30, 1995..................................     $    --            $ 7,762           $  7,762
  Net income..............................................       6,936                 --              6,936
  Accretion of dividends on preferred stock...............      (2,700)                --             (2,700)
                                                               --------           -------           ---------
BALANCE AT JUNE 30, 1996..................................       4,236              7,762             11,998
  Net income..............................................      18,177                 --             18,177
  Accreted and paid dividends on preferred stock..........      (2,700)                --             (2,700)
                                                               --------           -------           ---------
BALANCE AT JUNE 30, 1997..................................      19,713              7,762             27,475
  Net income..............................................      11,964                 --             11,964
  Accreted and paid dividends on preferred stock..........      (2,700)                --             (2,700)
                                                               --------           -------           ---------
BALANCE AT JUNE 30, 1998..................................     $28,977            $ 7,762           $ 36,739
                                                               --------           -------           ---------
                                                               --------           -------           ---------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Fiscal Years ended June 30,
                                                            ------------------------------------------
                                                              1998             1997            1996
                                                            --------         --------        --------
                                                                         (In Thousands)
OPERATING ACTIVITIES:
 Net income ........................................        $ 11,964         $ 18,177         $  6,936
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation ...................................           7,089            5,500            6,510
    Amortization ...................................             379              360               67
    Deferred income tax (benefit) expense ..........           4,790            1,540             (256)
    Change in operating assets and liabilities:
      Accounts receivable, net .....................           1,849           (4,302)          (4,220)
      Inventories ..................................          (1,475)          (4,888)           2,100
      Income taxes receivable ......................          (4,554)              --               --
      Prepaid expenses and other current assets ....          (1,480)            (496)            (106)
      Pension assets ...............................          (1,602)          (1,051)          (1,053)
      Accounts payable and current liabilities .....          (1,938)           8,699           (1,819)
      Other ........................................             (60)             370              746
                                                            --------         --------         --------
   NET CASH FROM OPERATING ACTIVITIES ..............          14,962           23,909            8,905

INVESTING ACTIVITIES:
 Purchase of newspaper properties ..................            (583)              --          (15,716)
 Sale of newspaper property ........................              --            1,987               --
 Purchases of property, plant and equipment, net
      of capital leases ............................         (13,334)         (18,907)          (3,745)
 Short-term investments ............................              --               --            1,327
                                                            --------         --------         --------
   NET CASH FROM INVESTING ACTIVITIES ..............         (13,917)         (16,920)         (18,134)

FINANCING ACTIVITIES:
 Issuance of long-term debt ........................          16,800            9,000           17,500
 Principal payments on long-term debt ..............         (16,566)         (15,099)          (6,007)
 Principal payments on capital lease obligations ...          (1,474)          (3,163)          (1,086)
 Preferred stock dividend ..........................          (2,700)          (2,700)              --
                                                            --------         --------         --------
   NET CASH FROM FINANCING ACTIVITIES ..............          (3,940)         (11,962)          10,407
                                                            --------         --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (2,895)          (4,973)           1,178

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .....           3,974            8,947            7,769
                                                            --------         --------         --------

CASH AND CASH EQUIVALENTS AT END OF YEAR ...........        $  1,079         $  3,974         $  8,947
                                                            --------         --------         --------
                                                            --------         --------         --------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

     Denver Newspapers, Inc. ("Denver Newspapers") and its subsidiaries are in the business of publishing daily and weekly newspapers.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Denver Newspapers and its wholly owned subsidiary, The Denver Post Corporation ("DPC"), and DPC's wholly owned subsidiary, Eastern Colorado Publishing Company ("Eastern Colorado"), collectively referred to as "the Company". At June 30, 1998, 60 percent of the Company's common stock was held by Affiliated Newspapers Investments, Inc. and 40 percent was held by Media General, Inc. All intercompany accounts were eliminated upon consolidation.

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

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

FINANCIAL INSTRUMENTS

     The carrying value of long-term debt at June 30, 1998 approximates the fair value of such financial instruments. Management cannot practicably estimate the fair value of its mandatory redeemable preferred stock because of the lack of quoted market prices for this type of security and its inability to estimate its fair value without incurring the excessive costs of obtaining an appraisal. The carrying amount represents its original issue price plus accumulated and unpaid dividends.

ADVERTISING COSTS

     The Company expenses all advertising cost as incurred. Advertising costs included in the Consolidated Statements of Operations for the years ended June 30, 1998, 1997 and 1996, were approximately $6.4 million, $5.3 million and $4.0 million, respectively.

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

     On May 1, 1996, DPC purchased from Garden State Newspapers, Inc., an affiliate of the Company, the common stock of Eastern Colorado, and the daily and weekly newspapers listed below:


Newspaper Location              Daily Publication           Weekly Publication
------------------              -----------------           ------------------
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


-----------------------------

(a)   Free weekly distribution
(b)   Paid weekly distribution

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   ACQUISITIONS AND DISPOSITION (CONTINUED)

     The common stock of Eastern Colorado was purchased for approximately $15.7 million, including the assumption of $0.2 million of discounted non-compete payments and other long-term obligations associated with the newspapers acquired. The sales price of Eastern Colorado was deemed to be fair, based on an independent appraisal of the transaction.

     The acquisitions referred to above were accounted for as purchases; accordingly, the operations have been included since the date of acquisition. The assets acquired and liabilities assumed have been recorded at their estimated fair value at the date of acquisition. These fair values are based on management's best estimate. The excess of cost over fair value of net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 and 15 years, respectively.

     DISPOSITION

     On July 31, 1996, DPC sold substantially all the assets used in the publication of the SIDNEY TELEGRAPH and the HIGH PLAINS SHOPPING GUIDE for approximately $2.0 million in cash. The sales price approximated the value allocated to the assets as of May 1, 1996, in the acquisitions discussed above.

3.   LONG-TERM DEBT

     On June 30, 1996, the Company restructured its existing revolving bank credit facility (the "Agreement") to increase the credit commitment to $27.0 million, which includes a $25.0 million revolving loan commitment and a $2.0 million letter of credit commitment. At June 30, 1998, $10.0 million was outstanding under the revolving loan commitment and $1.6 million of the letter of credit commitment was used in support of workers' compensation insurance. The principal borrowings under the Agreement bear interest at a variable rate based on either the bank's prime rate of interest or a LIBOR rate. The Company also pays an annual fee of one-fourth of one percent on the unused commitment, payable quarterly. On June 30, 2000, all letters of credit drawings (if any) and any outstanding balance under the revolving loan commitment are due and payable. The Agreement contains restrictions and limitations with respect to additional debt, capital expenditures and lease arrangements. In addition, the Agreement requires the maintenance of certain financial ratios, operating statistics and cash flow levels. All of DPC and its subsidiaries' assets and common stock are pledged as collateral under the Agreement.

     In conjunction with the acquisition of THE BURLINGTON RECORD and THE PLAINS DEALER, discussed above, Eastern Colorado issued promissory notes with a discounted value of $1.2 million, The notes do not bear interest and were discounted at 8.5%. The notes are payable in 10 annual installments of $180,000, beginning July 1, 1998.

     Maturities of the Company's long-term debt as of June 30, 1998, for the five fiscal years ending June 30, 2003 and thereafter, are shown below.

1999......................     $    135
2000......................       10,086
2001......................           94
2002......................          102
2003......................          110
Thereafter................          623
                               --------
                               $ 11,150
                               --------
                               --------


     Interest paid during the fiscal year ended June 30, 1998, 1997 and 1996 was approximately $1.0 million, $0.7 million and $0.8 million, respectively. In fiscal year 1998, the Company capitalized $0.5 million of interest.

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   LEASES

     The Company leases certain equipment, vehicles and office space under various operating and capital leases. Several of these leases contain renewal and purchase options and escalation clauses. Accumulated amortization on capital leases is included in accumulated depreciation in the accompanying consolidated balance sheets.

     Property, plant and equipment includes the following amounts for assets under capital leases:

                                                                           June 30,
                                                                     -------------------
                                                                       1998        1997
                                                                     -------     -------
                                                                        (In Thousands)
Machinery and equipment.....................................         $ 9,620     $ 7,391
Accumulated amortization....................................          (3,589)     (2,896)
                                                                     -------     -------
Machinery and equipment under capital leases, net...........         $ 6,031     $ 4,495
                                                                     -------     -------
                                                                     -------     -------


    Future minimum lease payments, by year and in the aggregate, for non-cancelable operating and capital leases with initial or remaining terms of one year or more, consisted of the following at June 30, 1998:

                                                           Capital      Operating
                                                            Leases        Leases
                                                           -------      --------
                                                                (In thousands)
1999..................................................     $ 1,611      $  2,578
2000..................................................       1,242         2,879
2001..................................................       1,061         2,566
2002..................................................         710         2,289
2003..................................................         464         2,096
Thereafter............................................         310         1,835
                                                           -------      --------
Total minimum obligations.............................       5,389      $ 14,243
                                                                        --------
Less amount representing interest.....................         848      --------
                                                           -------
Present value of net minimum obligations..............       4,550
Less current portion..................................       1,281
                                                           -------
Long-term obligations under capital lease.............     $ 3,269
                                                           -------
                                                           -------


     Rental expense was approximately $2.4 million, $2.9 million and $2.6 million for the years ended June 30, 1998, 1997, and 1996, respectively.

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

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   EMPLOYEE PENSION PLANS (CONTINUED)

     The components of net periodic pension income for the Company's two qualified defined benefit plans for the years ended June 30 1998, 1997 and 1996 are as follows:

                                                         1998          1997         1996
                                                      --------       -------      --------
                                                                (In thousands)
Service cost-benefits earned during the period....    $  1,477      $  1,498      $  1,282
Interest cost on projected benefit obligations....       2,668         2,484         2,240
Return on plan assets.............................     (10,410)       (9,094)       (6,470)
Net amortization and deferral.....................       4,672         4,061         1,895
                                                      --------      --------      --------
Net pension income................................    $ (1,593)     $ (1,051)     $ (1,053)
                                                      --------      --------      --------
                                                      --------      --------      --------

     The following table sets forth the funding status and amounts recognized in the Company's consolidated balance sheets at June 30, 1998, 1997 and 1996 related to the Company's defined benefits plans:

                                                                 1998         1997          1996
                                                               --------     --------      --------
                                                                          (In thousands)
Actuarial present value of benefit obligations:
   Accumulated benefit obligations, including vested
   benefits of $31,893, $31,005 and $29,542 for 1998,
   1997 and 1996, respectively..............................   $ 33,377     $ 32,279      $ 29,904
                                                               --------     --------      --------
                                                               --------     --------      --------
Plan Assets at fair value comprised of common stocks,
    bonds and U.S. Government obligation funds..............   $ 68,241     $ 59,817      $ 52,940
Projected benefit obligations...............................     37,944       36,540        32,460
                                                               --------     --------      --------
Excess of plan assets over projected benefit
   obligations..............................................     30,297       23,277        20,480
Unrecognized gain from past experience
   different from that assumed..............................     (8,978)      (3,716)       (2,134)
Unamortized balance of prior service liability..............      1,421        1,586         1,750
                                                               --------     --------      --------
   Net pension asset recognized in the
     consolidated balance sheets............................   $ 22,740      $ 21,147     $ 20,096
                                                               --------     --------      --------
                                                               --------     --------      --------

     The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligations was 7.5%, 7.5%, and 8.5% at June 30, 1998, 1997, and 1996, respectively. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 6.25% and the expected long-term rate of return on plan assets was 10.0% for all periods.

     Certain union employees are covered under multi-employer defined benefit plans administered by the unions. The amounts contributed and charged to pension cost for these plans totaled approximately $1.0 million, $1.2 million and $0.7 million for the years ended June 30, 1998, 1997 and 1996, respectively.

6.   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company's post-retirement health care and life insurance plans (the "Plans") provide certain of the Company's union employees and their spouses with varying amounts of subsidized medical coverage upon retirement and, in some instances, continued life insurance benefits until age 65, if the employee retires prior to age 65.

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)

     The unfunded accumulated postretirement benefits obligation as of July 1, 1998 and July 1, 1997 consisted of the following (in thousands):

                                                   July 1,      July 1,
                                                     1998         1997
                                                   -------      -------
Retirees.....................................      $ 2,124      $ 2,652
Fully eligible active plan participants......          134          499
Other active plan participants...............        1,265        1,898
                                                   -------      -------
Accumulated postretirement benefit
   obligation................................        3,523        5,049
Unrecognized net gain (loss).................        1,392          (56)
Unrecognized prior service cost..............           21           --
                                                   -------      -------
Accrued postretirement benefit obligation....      $ 4,936      $ 4,993
                                                   -------      -------
                                                   -------      -------

    Net periodic postretirement benefit cost for the years ended July 1, 1998, 1997, and 1996, included the following components (in thousands):

                                                   July 1,       July 1,     July 1,
                                                    1998          1997        1996
                                                   -------      -------      -------
Service Cost.................................        $  44       $   96       $  123
Interest cost on accumulated post-
   retirement benefit obligations............          241          352          396
Net amortization and deferral................         (207)          --           46
                                                     -----       ------       ------
Net postretirement benefit expense...........        $  78       $  448       $  565
                                                     -----       ------       ------
                                                     -----       ------       ------

     In determining the Accumulated Postretirement Benefit Obligation ("APBO"), the weighted average discount rate of 7.5% was assumed at July 1, 1998 and 1997. The July 1, 1998 and 1997, assumed health care cost trend rate was 7.0% declining to 5.0% in fiscal year 2001 and thereafter. A 1.0% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by approximately $0.3 million and the service cost and interest cost components of the net postretirement benefit expense for fiscal year 1998 by an immaterial amount. The Company's policy is to fund the cost of providing postretirement health care and life insurance benefits when they are entitled to be received.

     The Company has also accrued $1.0 million for early retirement incentives which consist of supplemental retirement benefits for certain employees who retire between the age of sixty-two and sixty-five. These supplemental retirement benefits consist of cash payments to supplement the retiree's pension.

7.   INCOME TAXES

     The income tax provision (benefit) for each of the three years ended June 30, 1998, 1997 and 1996 consists of the following (in thousands):

                                                    1998       1997      1996
                                                 ---------  ---------  --------
Current:
 Federal......................................    $2,826     $ 9,363    $4,922
 State........................................        34         617        --

Deferred:
 State........................................       821         691       488
 Federal......................................     3,969         849      (743)
                                                  ------     -------    ------
                                                  $7,650     $11,520    $4,667
                                                  ------     -------    ------
                                                  ------     -------    ------

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   INCOME TAXES (CONTINUED)

     A reconciliation between the actual income tax expense for financial statement purposes and income taxes computed by applying the statutory federal income tax rate to financial statement earnings before taxes is as follows:

                                                                Fiscal Years Ended June 30
                                                             -----------------------------
                                                               1998       1997       1996
                                                             --------   --------   -------
Statutory federal income tax rate                              35%          35%          35%
Effect of:
 State income taxes, net of federal benefit.......              3            3            3
 Other, net.......................................              1            1            2
                                                              ---          ---          ---
                                                               39%          39%          40%
                                                              ---          ---          ---
                                                              ---          ---          ---

     Temporary differences which give rise to significant components of the Company's deferred tax liabilities and assets at June 30, 1998 and 1997, are as follows:

                                                                                 June 30,
                                                                       ------------------------------
                                                                           1998             1997
                                                                       -------------     ------------
                                                                                (IN THOUSANDS)
Deferred tax assets:
   Allowance for bad debt .........................................        $  1,077         $    967
   Postretirement and other pension ...............................           2,207            2,312
   Other ..........................................................           1,449            3,020
                                                                           --------         --------
Total deferred tax assets .........................................           4,733            6,299

Deferred tax liabilities:
   Capital lease and fixed assets .................................         (17,412)         (14,421)
   Pension asset ..................................................          (9,319)          (7,769)
   Other ..........................................................             (50)          (1,367)
                                                                           --------         --------

Deferred tax liabilities, net .....................................         (22,048)         (17,258)
Current deferred tax assets, net ..................................           1,795            2,432
                                                                           --------         --------
Long-term deferred tax liabilities ................................        $(23,843)        $(19,690)
                                                                           --------         --------
                                                                           --------         --------

     The Company made federal and state income tax payments of $11.0 million, $8.6 million and $3.8 million during the fiscal years ended June 30, 1998, 1997 and 1996, respectively. The Company has state enterprise zone credits of $1.3 million expiring in 2000 through 2005. The Company has no federal or state operating loss carryforwards.

8.   MANDATORILY REDEEMABLE PREFERRED STOCK

     The Company previously authorized and issued 1,200 shares of 9% non-voting cumulative preferred stock with a stated value of $30.0 million (the "9% Preferred Stock"), which is currently held by Media General, Inc. The holder of the 9% Preferred Stock is entitled to receive yearly dividends at the rate of 9% or $2.7 million per year. The carrying value of the 9% Preferred Stock includes the accretion of accumulated and unpaid dividends as of June 30, 1998, in the amount of $23.2 million.

                    DENVER NEWSPAPERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   MANDATORILY REDEEMABLE PREFERRED STOCK (CONTINUED)

     Since January 1, 1997, the Company has paid an annual preferred stock dividend of $2.7 million and will continue to pay annual preferred stock dividends. The Company's 9% Preferred Stock is mandatorily redeemable on the earlier of (a) July 1, 1999, (b) the date on which such redemption is permissible under DPC's credit agreement, (c) the date on which the Company ceases to own directly at least 51% of all the outstanding capital stock of DPC, or (d) the date on which the Company, directly or indirectly, causes or permits DPC to dispose of substantially all of its assets.

9.   RELATED PARTY TRANSACTIONS

     MediaNews Group, Inc., ("MNG") an affiliate of the Company, provides management services to the Company for a fee. The cost of management services provided has been included as management fees in the Consolidated Statements of Operations.

10.  COMMITMENTS AND CONTINGENCIES

     CONTINGENCIES

     The Company is involved in a number of legal proceedings which have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

     COMMITMENTS

     Under the terms of a newsprint contract, the Company, through MNG, has agreed to purchase 5,500 tons per month of newsprint at a fixed price under contracts expiring on August 31, 2000 and December 31, 2000. Management does not expect that it will purchase less than the required amount; however, if it should default on the purchase obligation, MNG and/or the Company would be responsible for damages, if any, incurred by the seller.

11.  IMPACT OF THE YEAR 2000 (UNAUDITED)

     The Company has conducted an assessment and review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is in the process of modifying existing software and converting to new software which is expected to be completed by June 30, 1999. The Company believes that the year 2000 problem will not pose significant operational problems and the total costs of such modifications and conversion will not be material to its financial position.

     The Company has initiated formal communications with the companies with which it conducts business. The Company is currently unable to determine the impact on its operations if systems of other companies are not timely converted to the year 2000.

                             Denver Newspapers, Inc.

           Schedule II--Valuation and Qualifying Accounts and Reserves

                 Fiscal Years ended June 30, 1998, 1997 and 1996
                                 (IN THOUSANDS)


                                      Balance at     Additions                                  Balance at
                                     Beginning of   charged to        Net                         End of
                                         Period    Expense, Net    Deductions   Acquisitions      Period
                                     ------------  ------------    ----------   ------------    -----------
YEAR ENDED JUNE 30, 1998
 Reserves and allowances deducted
  from asset accounts:
   Allowance for doubtful
    accounts....................         $  2,917       $  3,124     $ (2,871)          $ --        $3,170
                                         --------       --------     ---------          -----        ------
                                         --------       --------     ---------          -----        ------

YEAR ENDED JUNE 30, 1997
 Reserves and allowances deducted
  from asset accounts:
   Allowance for doubtful
    accounts....................         $  2,055       $  3,079     $ (2,217)          $  --      $  2,917
                                         --------       --------     ---------          -----        ------
                                         --------       --------     ---------          -----        ------

YEAR ENDED JUNE 30, 1996
 Reserves and allowances deducted
  From asset accounts:
   Allowance for doubtful
    accounts....................         $  2,239       $  3,029     $ (3,243)         $  30       $  2,055
                                         --------       --------     ---------          -----        ------
                                         --------       --------     ---------          -----        ------

INDEX TO EXHIBITS

EXHIBIT
  NO.     DESCRIPTION
-------   -----------
3.1*      -Second Amended and Restated Certificate of Incorporation
3.2*      -Form of Fourth Amended and Restated Certificate of Incorporation.
3.3*      -Restated Bylaws.
3.4*      -Form of Restated Bylaws.
3.5*      -Form of Certificate of Incorporation of Garden State Investments,
             Inc.
4.1*      -Form of Indenture.
4.2*      -Form of Second Pledge Agreement to be dated as of the Closing Date between Garden State Investments, Inc., Bank of New York, Wilmington
             Trust Company and William J. Wade.
10.1*     -Form of New Senior Note Agreement between Garden State Newspapers,
             Inc. and certain of its subsidiaries, as obligors, and John Hancock
             Mutual Life Insurance Company, Lender.
10.2*     -Form of New Garden State Credit Facility Agreement.
10.3*     -Form of New NJNI Credit Facility Agreement.
10.4*     -Management Agreement dated July 1, 1988 between MediaNews Group, Inc.
             and the Registrant.
10.5*     -Employment Agreement dated April 26, 1985 between Garden State
             Newspapers, Inc. and William Dean Singleton, with April 30, 1986,
             October 1, 1988, and February 10, 1993 Amendments.
10.6*     -Amended and Restated Partnership Agreement of North Jersey Newspapers
             Company dated December 31, 1991 between North Jersey Newspapers, Inc., and Affiliated Newspapers Investment Company.
10.7*     -Joint Operating Agreement dated January 13, 1989 among York Daily
             Record, Inc., York Newspapers, Inc., and The York Newspapers Company.
10.8*     -Form of Tax Sharing Agreement by and between Garden State Newspapers,
             Inc. and Affiliated Newspapers Investments, Inc.
10.9*     -Form of Used Equipment Trade Agreement between Alameda Newspaper
             Group and Man Roland, Inc.
10.10*    -Form of Used Equipment Trade Agreement between North Jersey
             Newspapers Company and Man Roland, Inc.
10.11*    -Form of Agreement between Garden State Newspapers, Inc. and North
             Jersey Newspapers Company for an option to purchase three Colormatic
             Presses.
10.12*    -Consulting Agreement dated November 16, 1993 between J. Allan Meath and Garden State Newspapers, Inc.
10.13*    -Letter Agreement between Media General, Garden State Newspapers, Inc.
             and Affiliated Newspapers Investment Company, dated as of March 16,
             1994.
10.14*    -Purchase Agreement dated March 25, 1994 between Thomson Newspapers and Affiliated Newspapers Investments, Inc.
10.15*    -Amendment dated May 3, 1994 to Letter Agreement between Media
             General, Garden State Newspapers, Inc. and Affiliated Newspapers
             Investment Company dated as of March 16, 1994.
10.16*    -Form of Amendment and Restatement of Trust Agreement among Garden
             State Newspapers, Inc., Alameda Newspapers, Inc., Graham Newspapers,
             Inc., The Johnstown Tribune Publishing Company, Mid-States Newspapers,
             Inc., and York Newspapers, Inc.; John Hancock Mutual Life Insurance
             Company, John Hancock Variable Life Insurance Company and Mellon Bank
             N.A., as Trustee of AT&T Master Pension Trust; Bankers Trust Company,
             a New York banking corporation; Wilmington Trust Company, a Delaware banking corporation; and William J. Wade.
10.17*    -Form of Amended and Restated Pledge Agreement among Garden State
             Newspapers, Inc., its subsidiaries, John Hancock Mutual Life Insurance
             Company, John Hancock Variable Life Insurance Company and Mellon Bank,
             N.A., as Trustee of AT&T Master Pension Trust, Bankers Trust Company,
             a New York banking corporation, Wilmington Trust Company, a Delaware banking corporation, and William J. Wade.
10.18*    -Form of Asset Purchase Agreement dated July 15, 1994 among Mid-State
             Newspapers, Inc., as Seller; Garden State Newspapers, Inc., as
             guarantor; Bristol Acquisition Corp., as Purchaser.

EXHIBIT
  NO.     DESCRIPTION
-------   -----------
10.19*    -Consulting Agreement dated November 16, 1993 between J. Allan Meath and Garden State Newspapers, Inc.
10.20*    -Letter Agreement dated November 9, 1993 by and among The Times Mirror
             Company, Affiliated Newspapers Investment Company, Denver Newspapers,
             Inc., Denver Media Holdings, Inc., NJN Holdings, L.P., The Singleton
             Family Irrevocable Trust, The Scudder Family Voting Trust for Denver
             Newspapers, Inc.; The Singleton Family Revocable Trust, The Scudder
             Family Voting Trust for Affiliated Newspapers Investment Company,
             Media General, Inc., Garden State Newspapers, Inc., North Jersey
             Newspapers, Inc., and Montclair Newspapers, Inc., as amended February
             3, 1994.
10.21*    -Management Agreement dated July 1, 1988 between MediaNews Group, Inc.
             and Garden State Newspapers,Inc.
10.22*    -Management Agreement dated July 1, 1988 between MediaNews Group, Inc.
             and Denver Newspapers, Inc.
10.23*    -Letter Agreement dated March 17, 1994 between Norwest Bank Colorado,
             N.A. and the Denver Post Corporation.
10.24*    -Purchase Agreement dated March 25, 1994 between Thomson Newspapers and Affiliated Newspapers Investments, Inc.
10.25*    -Amendment dated May 3, 1994 to Letter Agreement between Media
             General, Garden State Newspapers, Inc. and Affiliated Newspapers
             Investment Company dated March 16, 1994.
10.26*    -Amendment dated April 29, 1994 between The Times Mirror Company and
             Denver Newspapers, Inc. to Letter Agreement dated November 9, 1993 by and among The Times Mirror Company, Affiliated Newspapers Investment
             Company, Denver Newspapers, Inc., Denver Media Holdings, Inc., NJN
             Holdings, L.P., TheSingleton Family Irrevocable Trust, The Scudder
             Family Voting Trust for Denver Newspapers, Inc., The Singleton Family
             Revocable Trust, The Scudder Family Voting Trust for Affiliated
             Newspapers Investment Company, Media General, Inc., Garden State
             Newspapers, Inc., North Jersey Newspapers, Inc., and Montclair
             Newspapers, Inc., as amended February 3, 1994.
10.27*    -Asset purchase agreement and assumed debt agreements related to THE
             GLOUCESTER COUNTY TIMES and TODAY'S SUNBEAM asset acquisition.
10.28*    -Denver Newspapers, Inc. warrant exercise subscription notice dated
             September 27, 1994.
10.29**   -Asset Purchase Agreement dated July 31, 1995, by and among EPC
             Holding, Inc., The Eagle Publishing Company, Reformer Publishing
             Corporation, Middletown Press Publishing Corporation, and Eagle Street
             Realty Trust, as Sellers, and New England Newspapers, Inc.,
             Brattleboro Publishing Company, Connecticut Newspapers, Inc. and
             Pittsfield Publications, Inc., as Purchasers.
10.30**   -Asset Purchase Agreement dated July 31, 1995, by and among Banner
             Publishing Corporation and Eagle Street Realty Trust, as Sellers, and
             New England Newspapers, Inc. and North Eastern Publishing Company, as
             Purchasers.
10.31**   -Asset Purchase Agreement dated August 24, 1995, by and among
             Connecticut Newspapers, Inc., as Seller, and Middletown Acquisition
             Corp., as Purchaser.
10.32**   -$42.0 million Credit Agreement dated August 31, 1995, among Garden
             State Newspapers, Inc., The Bank of New York and Bankers Trust
             Company, as Agents.
10.33**   -Agreement dated April 29, 1996, by and among American Publishing
             (1991) Inc., Berkshire Newspapers, Inc., Evening News Company, Sidney
             Publication Company, Sterling Publishing Company and Garden State
             Investments, Inc.
10.34**   -Agreement dated April 30, 1996, by and among Garden State
             Investments, Inc. and The Denver Post Corporation for the
             sale/purchase of the capital stock of Eastern Colorado Publishing
             Company.
12.1*     -Computation of Ratio Earnings to Fixed Charges.
27        -Financial Data Schedule

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



                          AFFILIATED NEWSPAPERS INVESTMENTS, INC.


Date:  September 18, 1998                   By:   /S/ Joseph J. Lodovic, IV
                                                  -----------------------------
                                                  Joseph J. Lodovic, IV
                                                  Executive Vice
                                                  President and
                                                  Chief Financial Officer


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:


     SIGNATURE                                                  TITLE                              DATE
--------------                                                 ------                              ----
          /s/ William Dean Singleton                  Vice Chairman, President,                  September 18, 1998
------------------------------------------       Chief Executive Officer and Director
         (William Dean Singleton)                     (Chief Executive Officer)

         /s/ Joseph J. Lodovic, IV                Executive Vice President and Chief             September 18, 1998
------------------------------------------        Financial Officer (Chief Financial
         (Joseph J. Lodovic, IV)                               Officer)

          /s/ Richard B. Scudder                               Director                          September 18, 1998
------------------------------------------
         (Richard B. Scudder)

         /s/ Jean L. Scudder                                   Director                          September 18, 1998
------------------------------------------
         (Jean L. Scudder)

         /s/Patricia Robinson                                  Director                          September 18, 1998
------------------------------------------
         (Patricia Robinson)

         /s/Ronald A. Mayo                            Vice President Finance and                 September 18, 1998
------------------------------------------         Controller (Principal Accounting
         (Ronald A. Mayo)                                      Officer)