Form 10-Q
period 1998-09-30
AFFILIATED NEWSPAPERS INVESTMENTS INC
filed 1998-11-13
CIK 918943

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

                                          OR

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    -----------------

                        Commission File Number
                                              ---------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of November 10, 1998:

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


           REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998


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

                                        PART I
     ---------------------------------------------------------------------


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



                                       PART II
     ---------------------------------------------------------------------


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

ITEM 5.  OTHER INFORMATION

None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

27 - Financial Data Schedule.



REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1998.



                                      SIGNATURES
     ---------------------------------------------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AFFILIATED NEWSPAPERS INVESTMENTS, INC.



Dated: November 10, 1998                By:   /s/Joseph J. Lodovic, IV
       -----------------                      ------------------------
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

             AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             (Unaudited)
                                                            September 30,             June 30,
                       ASSETS                                   1998                    1998
                                                            -------------          -------------
                                                                       (In thousands)
 CURRENT ASSETS
   Cash and cash equivalents................................   $    5,272               $    999
   Accounts receivable, less allowance for doubtful accounts
     of $6,944 and $6,239 at September 30, 1998 and
     June 30, 1998, respectively............................       54,834                 51,675
   Inventories of newsprint and supplies....................        7,461                  7,286
   Prepaid expenses and other assets........................        3,176                  3,475
   Income taxes receivable..................................        3,214                  1,687
                                                              -----------          -------------
     Total Current Assets...................................       73,957                 65,122

 PROPERTY, PLANT AND EQUIPMENT
   Land.....................................................       16,351                 16,658
   Buildings and improvements...............................       61,230                 61,060
   Machinery and equipment..................................      181,425                179,670
                                                              -----------          -------------
      Total Property, Plant and Equipment...................      259,006                257,388
   Less accumulated depreciation and amortization...........       67,432                 63,588
                                                              -----------          -------------
      Net Property, Plant and Equipment.....................      191,574                193,800

 OTHER ASSETS
   Investment in Denver Newspapers, Inc. (Note 2)...........       20,274                 19,671
   Investment in partnerships...............................       16,249                  7,479
   Subscriber accounts, less accumulated amortization of
     $56,843 and $53,446 at September 30, 1998 and
     June 30, 1998, respectively............................       99,707                 98,712
   Excess of cost over fair value of net assets acquired,
     less accumulated amortization of $20,269 and $18,492
     at September 30, 1998 and June 30, 1998, respectively..      284,178                251,196
   Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $20,939 and
     $19,846 at September 30, 1998 and June 30, 1998,
     respectively...........................................       14,716                 15,810
   Other....................................................        7,595                  7,468
                                                              -----------          -------------
      Total Other Assets....................................      442,719                 400,336
                                                              -----------          -------------
  TOTAL ASSETS..............................................   $  708,250               $ 659,258
                                                              -----------          -------------
                                                              -----------          -------------

      SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 (Unaudited)
     LIABILITIES AND SHAREHOLDERS' DEFICIT       September 30,            June 30,
                                                    1998                   1998
                                                -------------          -------------
                                                  (In thousands, except share data)
 CURRENT LIABILITIES
   Trade accounts payable...................        $   6,271              $   5,684
   Accrued liabilities......................           52,120                 49,279
   Unearned income .........................           14,914                 14,829
     Current portion of long-term debt and
     capital lease obligation...............            8,609                  5,644
                                                -------------          -------------
       Total Current Liabilities............           81,914                 75,436

 LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION          708,190                661,945

 OTHER LIABILITIES..........................            6,379                  6,479

 DEFERRED INCOME TAXES......................           14,566                 13,015

 SHAREHOLDERS' DEFICIT
   Common stock, par value $1.00 per share;
     authorized 5,152,602 shares; 2,314,346
     shares issued and outstanding..........               23                     23
   Additional paid-in capital...............            3,611                  3,611
   Deficit..................................         (106,433)              (101,251)
                                                -------------          -------------
       Total Shareholders' Deficit..........         (102,799)               (97,617)
                                                -------------          -------------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT        $ 708,250              $ 659,258
                                                -------------          -------------
                                                -------------          -------------

        SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended September 30,
                                                -------------------------------------
                                                     1998                   1997
                                                -------------          -------------
                                                 (In thousands, except share data)
 REVENUES
   Advertising............................      $      98,064          $      71,635
   Circulation............................             26,301                 19,604
   Other..................................              3,790                  3,435
                                                -------------          -------------
       TOTAL OPERATING REVENUES...........            128,155                 94,674

 COST AND EXPENSES
   Cost of sales..........................             43,033                 31,607
   Selling, general, and administrative...             58,301                 42,903
   Depreciation and amortization..........             10,290                  8,037
   Interest expense.......................             18,164                 13,686
   Other, net.............................                795                    836
                                                -------------          -------------
       TOTAL COST AND EXPENSES............            130,583                 97,069

 INCOME IN UNCONSOLIDATED SUBSIDIARY (Note 2)             603                  1,878
                                                -------------          -------------


 LOSS BEFORE INCOME TAXES AND EXTRAORDINARY LOSS       (1,825)                  (517)

 INCOME TAX EXPENSE.......................               (858)                  (437)
                                                -------------          -------------

 LOSS BEFORE EXTRAORDINARY LOSS...........             (2,683)                  (954)

 EXTRAORDINARY LOSS (NET OF TAXES OF $1,134)           (2,499)                    --
                                                -------------          -------------

 LOSS.....................................      $      (5,182)         $        (954)
                                                -------------          -------------
                                                -------------          -------------

 LOSS PER COMMON SHARE:
     LOSS BEFORE EXTRAORDINARY LOSS.......      $       (1.16)         $     (.41)

     EXTRAORDINARY LOSS...................              (1.08)                    --
                                                -------------          -------------
 LOSS PER COMMON SHARE....................      $       (2.24)         $        (.41)
                                                -------------          -------------
                                                -------------          -------------

 Weighted average number of shares outstanding.     2,314,346              2,314,346
                                                -------------          -------------
                                                -------------          -------------

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Three Months Ended September 30,
                                                     -------------------------------------
                                                          1998                   1997
                                                     -------------          -------------
                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Loss                                                $      (5,182)         $        (954)
  Adjustments to reconcile loss to net cash
  provided by operating activities:
    Depreciation and amortization                           10,135                  7,853
    Undistributed earnings from equity investments            (368)                (2,305)
    Provision for losses on accounts receivable              1,591                    923
    Amortization of debt discount                            5,905                  5,191
    Loss on sale of assets                                      --                     47
    Deferred income tax benefit                                (42)                   (33)
    Debt repurchase premium                                  3,633                     --
    Change in operating assets and liabilities              (1,273)                (4,382)
                                                     -------------          -------------
        NET CASH FLOWS FROM OPERATING ACTIVITIES            14,399                  6,340

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of newspaper properties                       (48,201)               (51,931)
    Purchase of machinery and equipment, (net)              (1,597)               (2,226)
                                                     -------------          -------------
        NET CASH FLOWS FROM INVESTING ACTIVITIES           (49,798)               (54,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction of long-term debt                            (39,727)                (9,341)
    Reduction of non-operating liabilities                    (168)                  (131)
    Debt repurchase premium                                 (3,633)                    --
    Issuance of long-term debt                              83,200                 55,000
                                                     -------------          -------------
        NET CASH FLOWS FROM FINANCING ACTIVITIES            39,672                 45,528
                                                     -------------          -------------

CHANGE IN CASH AND CASH EQUIVALENTS                          4,273                 (2,289)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               999                  8,944
                                                     -------------          -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $       5,272          $       6,655
                                                     -------------          -------------
                                                     -------------          -------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                      $       8,289          $      12,753
                                                     -------------          -------------
                                                     -------------          -------------
  Income taxes paid                                  $           3          $         966
                                                     -------------          -------------
                                                     -------------          -------------

   SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Affiliated Newspapers Investments, Inc. ("ANI") Annual Report on Form 10-K for the year ended June 30, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended June 30, 1999.

     The unaudited condensed consolidated financial statements include the accounts of Affiliated Newspapers Investments, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. ANI accounts for its investment in Denver Newspapers using the equity method of accounting (See Note 2).

RELATED PARTY TRANSACTIONS

     MediaNews Group, Inc., an affiliate of certain of the Company's shareholders, provides management services to the Company and its subsidiaries. Related management fees are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

RECLASSIFICATION

     Certain balances for the quarter ended September 30, 1997, have been reclassified to conform with the current quarter presentation.

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

BUSINESS ACQUISITIONS

     On August 21, 1998 Garden State acquired a 50% interest in Charleston Newspapers, a joint venture, which publishes the CHARLESTON GAZETTE (morning) and Charleston DAILY MAIL (evening), six days a week and the SUNDAY GAZETTE-MAIL, under the terms of a Joint Operating Agreement ("JOA"). Charleston Newspapers has daily and Sunday circulation of approximately 93,000 and 102,000, respectively, as of March 31, 1998. The acquisition included rights to the masthead of the Charleston DAILY MAIL; thus Garden State is responsible for the editorial content of the Charleston DAILY MAIL. The acquisition price of approximately $47.0 million was funded with borrowings under Garden State's Bank Credit Agreement.

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

     The acquisition discussed above was accounted for as a purchase. The Company accounts for its JOA operations by including its pro rata share of revenue and expenses generated by the operation of the JOA on a line by line basis in the Consolidated Statement of Operations. Accordingly, the pro rata results of operations have been included since the date of acquisition since Charleston Newspapers is a JOA. The Company's 50% interest in the joint venture and the intangible assets acquired, have been recorded at their estimated fair market value as of the date of acquisition. These fair market values are based on management's preliminary estimates and are subject to change upon the final allocation of the purchase price. The excess of cost over fair market value of net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 and 8 years, respectively.

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

     The following are summarized statements of operations for the three month period ended September 30, 1998 and 1997 (in thousands):

SUMMARIZED STATEMENTS OF OPERATIONS


                                            Three Months Ended September 30,
                                           ----------------------------------
                                                1998                1997
                                           ----------------   ---------------
Total revenues . . . . . . . . . . . . . .  $     58,152       $     55,039
                                           ----------------   ---------------
                                           ----------------   ---------------
Cost of sales . . . . . . . . . . . . . . . $     28,292       $     26,095
                                           ----------------   ---------------
                                           ----------------   ---------------
Net income . . . . . . . . . . . . . . . .  $      1,681       $      3,805
                                           ----------------   ---------------
                                           ----------------   ---------------
Net income applicable to common stock . . . $      1,006       $      3,130
                                            ----------------   ---------------
                                            ----------------   ---------------

      Certain balances for the quarter ended September 30, 1997, have been reclassified to conform with current quarterly presentation.

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

                      AFFILIATED NEWSPAPERS INVESTMENTS, INC.
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)

NOTE 3: COMBINED SUMMARIZED FINANCIAL INFORMATION OF AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND DENVER NEWSPAPERS, INC. (CONTINUED)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                            Three Months Ended September 30,
                                           ----------------------------------
                                                1998                1997
                                           ----------------   ---------------
                                                     (In thousands)
Total revenues . . . . . . . . . . . . . . $        186,307   $       142,558
                                           ----------------   ---------------
                                           ----------------   ---------------
Cost of sales. . . . . . . . . . . . . .   $         72,722   $        59,036
                                           ----------------   ---------------
                                           ----------------   ---------------
Minority interest in income applicable to
 common stock of Denver Newspapers, Inc    $           (403)  $        (1,252)
                                           ----------------   ---------------
                                           ----------------   ---------------
Loss. . . . . . . . . . . . . . . . . . .  $         (4,507)  $          (279)
                                           ----------------   ---------------
                                           ----------------   ---------------
Loss applicable to common stock. . . . . . $         (5,182)  $          (954)
                                           ----------------   ---------------
                                           ----------------   ---------------


NOTE 4: LONG TERM DEBT

LONG-TERM DEBT

     In the first quarter of fiscal year 1999, Garden State repurchased $36.0 million of its 12% Senior Subordinated Secured Notes at a premium of approximately $3.6 million. The premium was recognized as an extraordinary loss, net of taxes, in the first quarter of fiscal year 1999. Proceeds from borrowings under RCC and RCB of the Company's Bank Credit Agreement were used to repurchase the 12.0% Senior Subordinated Secured Notes.

     The following table sets forth, after giving effect to borrowings associated with the August 21, 1998, acquisition previously discussed, the October 1998, acquisition of the DAILY TIMES (discussed below in Note 6), and borrowings associated with the repurchase of 12.0% Senior Subordinated Secured Notes, the approximate expected scheduled maturities of long-term debt of the Company for the fiscal years indicated, are as follows (in thousands):

          1999 . . . . . . . . . . . . . . . . . . .    $   11,614
          2000 . . . . . . . . . . . . . . . . . . .        12,734
          2001 . . . . . . . . . . . . . . . . . . .        17,203
          2002 . . . . . . . . . . . . . . . . . . .        20,562
          2003 . . . . . . . . . . . . . . . . . . .        47,400
          Thereafter . . . . . . . . . . . . . . . .       620,615
                                                         ---------
                                                         $ 730,128
                                                         ---------
                                                         ---------

INTEREST RATE SWAPS

     Effective April 1, 1997, Garden State entered into a two-year interest rate swap agreement with a notional principal amount of $50.0 million and a fixed annual interest rate of 6.455%, plus the applicable spread. The Company uses interest rate swaps to manage its floating rate debt to minimize, in part, the Company's exposure to the uncertainty of floating interest rates. The Company accounts for the differences paid or received under this agreement as an adjustment to interest expense. As of September 30, 1998 and 1997, the interest rate swap had a market loss of $0.4 million, respectively. The Company is exposed to a credit loss related to the interest rate swap to the extent such interest rate swap has a market gain and the counterparty to the agreement fails to perform under the agreement. The Company does not anticipate that the counterparty will fail to meet its obligation due to its high credit rating.

                      AFFILIATED NEWSPAPERS INVESTMENTS, INC.
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)

NOTE 5: COMMITMENTS

     The Company and Denver Newspapers, through MediaNews Group, Inc., have entered into a newsprint swap covering 25,000 metric tons of newsprint, which expires on May 30, 2005. The Company uses the swap to minimize in part, the Company's exposure to the uncertainty of future newsprint price increases. Settlements are made quarterly, and vary based on the difference between the fixed contract price and the average contract transaction price for all East Coast buyers. The Company accounts for amounts received or paid under this agreement as an adjustment to newsprint expense.

NOTE 6:  SUBSEQUENT EVENTS

BUSINESS ACQUISITIONS

     Effective October 1, 1998, Garden State acquired substantially all of the assets used in the publication of the DAILY TIMES, a morning newspaper published in Farmington, New Mexico, for cash and discounted notes, with the prior owners. The newspaper has daily and Sunday circulation of approximately 17,000 and 18,000, respectively, at March 31, 1998.

     These acquisitions will be accounted for as a purchase; accordingly, the Consolidated Financial Statements will include the operations of the acquired newspapers from the date of acquisition.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

REVENUES

     Revenues increased $33.5 million or 35.4% in the first quarter of fiscal year 1999 as compared to the same quarter of fiscal year 1998. The increase in revenue was primarily attributable to the July 31, 1997, acquisition of THE SUN; the December 16, 1997, acquisition of the PRESS-TELEGRAM; the January 29, 1997, acquisition of the DAILY NEWS; and the August 21, 1998 acquisition of the 50% interest in the Charleston Newspaper joint venture. Excluding the newspaper acquisitions and dispositions, the Company's remaining newspaper operations ("existing newspapers") combined had a 1.8% increase in operating revenues for the first quarter 1999. Advertising revenues at these newspapers increased by approximately 3.7%, driven by continued growth in classified revenue and retail and preprint revenue growth.

COST OF SALES

     Cost of sales increased $11.4 million or 36.1% in the first quarter of fiscal year 1999 compared to the same quarter of fiscal year 1998. The aforementioned acquisitions caused the majority of the cost of sales increase for the quarter ended September 30, 1998. Excluding newspaper acquisitions and dispositions, cost of sales increased approximately 1.3%, primarily driven by increased newsprint prices and consumption cost associated with advertising lineage and circulation increases.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses increased $15.4 million or 35.8% in the first quarter of fiscal year 1999 as compared to the same quarter of fiscal year 1998. The aforementioned acquisitions caused all of the SG&A expense increase in the first quarter of fiscal year 1999. Excluding newspaper acquisitions and dispositions, SG&A expense increased approximately 1.0%. The increase in SG&A is associated with increases in advertising expenditures, which were primarily related to ongoing efforts to increase advertising lineage.

EBITDA

     EBITDA increased $6.7 million or 33.2%. The majority of the increase was due to acquisitions; however, the Company's existing newspapers realized a 4.0% increase in EBITDA, converting over 50% of the increase in revenue to EBITDA. EBITDA represents total revenues less cost of sales and selling, general and administrative expense. Although EBITDA is not a measure of performance calculated in accordance with GAAP, the Company believes that EBITDA is an indicator and measurement of its leverage capacity and debt service ability.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased $2.3 million in the first quarter of fiscal year 1999 as compared to the same period of fiscal year 1998. The aforementioned acquisitions caused the majority of the increase in depreciation and amortization expense.

INTEREST EXPENSE

     Interest expense increased $4.5 million in the first quarter of fiscal year 1999 as compared to the same period in fiscal year 1998. Interest expense increased as a result of a $159.5 million increase in average debt outstanding, primarily associated with acquisitions. This increase was partially offset by a 5 basis point decrease in the average interest rate, mainly associated with a reduction in the borrowing spread on bank debt, which was offset in part by an increase associated with the replacement of $300.0 million of bank debt with the 8.75% Senior Subordinated Notes issued on October 1, 1997 and February 12, 1998.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

OPERATING RESULTS (CONTINUED)

DENVER NEWSPAPERS - UNCONSOLIDATED SUBSIDIARY

     Net income applicable to common stock of Denver Newspapers decreased $2.1 million in the first quarter of fiscal year 1998 compared to the same quarter of fiscal year 1997. The decrease in net income applicable to common stock at Denver Newspapers was primarily the result of a $5.5 million or 11.7% increase in operating expenses that was only partially offset by a $3.1 million or 5.6% increase in revenue during the same period. The increase in operating expenses was primarily the result of an increase in paid circulation, which caused circulation distribution, promotion cost and newsprint usage to increase. The increase in newsprint usage was further compounded by increases in newsprint prices. A new total market coverage product, which started in the second quarter of fiscal year 1998 and the addition of eleven new regional news bureaus in third quarter of fiscal year 1998, also caused increases in year over year operating expenses.

EXTRAORDINARY LOSS

     In the first quarter of fiscal year 1999 Garden State repurchased $36.0 million of its 12% Senior Subordinated Secured Notes at a premium of approximately $3.6 million. The premium net of income taxes was recorded as an extraordinary loss. Based on Garden State's current bank interest rates, the repurchase will significantly reduce the Company's total interest expense in the future.

NET INCOME

     ANI recorded an adjusted loss of approximately $2.7 million in the first quarter of fiscal year 1999 after excluding the extraordinary loss of $2.5 million, as compared to a loss of $0.9 million in the first quarter of 1998. The increase in the loss is primarily attributable to a $4.5 million increase in interest expense, a $0.4 million increase in tax expense and a $1.3 million decrease in the equity pick-up from Denver Newspapers, all of which were only partially offset by a $4.4 million increase in operating profit at Garden State.

FINANCIAL CONDITION AND LIQUIDITY

     Net cash flows from operating activities were approximately $14.4 million and $6.3 million for the three months ended September 30, 1998 and 1997, respectively. The $8.1 million increase in cash flow from operating activities was primarily the result of a $6.7 million increase in operating profit, excluding depreciation, for the three months ended September 30, 1998, compared to the same period of the prior year, a $3.7 million reduction in the change in operating assets and liabilities, a $0.7 million decrease in cash tax expense (including the tax benefit from the extraordinary loss), and a $0.7 million improvement in partnership distributions, all of which were offset by a $3.8 million increase in cash interest expense.

     Net cash flows from investing activities were ($49.8) million and ($54.2) million for the three months ended September 30, 1998 and 1997, respectively. The ($4.4) million change was primarily the result of the Company spending a net $48.2 million on acquisitions in the first quarter of fiscal year 1999 compared to $51.9 million in the first quarter of fiscal year 1998.

     Net cash flows from financing activities were $39.7 million and $45.5 million for the three months ended September 30, 1998 and 1997, respectively. The change of approximately $5.9 million was primarily attributable to the Company borrowing a net $43.5 million in the first three months of fiscal 1999, compared to a net borrowing of $45.7 million in fiscal 1998, the majority of which was issued in conjunction with previously discussed acquisitions in each fiscal year. The $3.6 million of debt repurchase premiums also contributed to the increase.

LIQUIDITY

     After giving effect to the repurchase of $36.0 million of Senior Subordinated Secured Notes and the recent acquisitions, as of the date of this report Garden State has $138.7 million available for future borrowings under the Bank Credit Agreement, net of approximately $4.5 million in outstanding letters of credit. Approximately $119.1 million of the availability under the Bank Credit Agreement is available solely for future business acquisitions.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

LIQUIDITY (CONTINUED)

     The purchase of Garden State's Class A common stock and the Series A and C preferred stock by ANI was financed with debt issued by ANI. The repayment of ANI's debt, which does not have scheduled interest payments until January 1, 2000, is in part dependent upon Garden State's ability to pay dividends to ANI. Garden State's debt agreements discussed above prohibit the payment of dividends to ANI prior to June 30, 1999. ANI 's Senior Discounted Debentures and the remaining Garden State Senior Subordinated Secured Notes can be called beginning on July 1, 1999 at 106.75% and 107.5%, respectively. Based on the current interest rate environment, ANI and Garden State expects to call the Senior Discount Debentures and the remaining Garden State Senior Subordinated Secured Notes on July 1, 1999. Cash flow from Garden State will be required to service ANI's current and/or future debt obligations.

     The Company currently generates sufficient cash flow to meet its capital expenditure and debt service requirements. Such debt service requirements increase substantially in fiscal year 2000 as a result of interest on its Senior Discount Debentures becoming current and payable on a semi-annual basis. However, as discussed above, the Company expects to call certain bonds on July 1, 1999, which combined with the bonds already repurchased, is expected to reduce annual interest expense in excess of $14.0 million. While there can be no assurance, the Company currently expects to have sufficient internally generated funds to service interest when due; however, a portion of the face amount may be required to be refinanced at maturity. There can be no assurance that the Company will be able to refinance its debt when due.
 However, based on current and projected cash flows and debt levels, the Company believes there is minimal refinance risk.

DENVER NEWSPAPERS - UNCONSOLIDATED SUBSIDIARY

     Denver Newspapers is well capitalized and currently produces cash flows significantly in excess of its capital expenditure and debt service requirements; accordingly, management does not anticipate making any additional capital contributions to Denver Newspapers. Denver Newspapers' revolving credit facility and shareholder agreement prohibit the payment of common stock dividends to ANI until the revolving credit facility and the 9% preferred stock have been prepaid in full. Denver Newspapers' revolving credit facility expires July 1, 1999. Denver Newspapers' preferred stock is mandatorily redeemable on the earlier of (a) July 1, 1999, (b) the date on which such redemption is permissible under Denver Newspapers' credit agreement, (c) the date on which Denver Newspapers ceases to own directly at least 51% of all the outstanding capital stock of the Denver Post Company,
(d) the date on which Denver Newspapers, directly or indirectly, causes or permits the Denver Post Company to dispose of substantially all of the assets of the Denver Post Company. At September 30, 1998, Denver Newspapers had $18.3 million available under its revolving credit facility, net of $1.6 million in outstanding letters of credit.

NEAR TERM OUTLOOK

     The majority of the large newsprint suppliers increased the price of standard 30 pound newsprint, by $40 per metric ton, beginning on September 1, 1998. However, the transaction price for large buyers of newsprint has stayed the same for the month of September. However, it appears that the increase, or a portion thereof, will stick for most buyers in October.
Upward pressure in newsprint pricing continues to be fueled by the Abitibi Consolidated (the largest newsprint vendor in North America) strike at seven newsprint mills, which began on June 15, 1998 and remains unsettled, with the union's recent rejection of a new contract. If the September price increase is fully implemented, the increase is not expected to have a significant impact on the Company's cash flows from operations as the Company and Denver Newspapers expect to purchase approximately 49% of its fiscal 1999 newsprint requirements under fixed price contracts, entered into by MediaNews Group, expiring over the next 18 months to 30 months. The weighted average rate for contracted newsprint which the Company and Denver Newspapers anticipates receiving in fiscal year 1999, will be approximately $556 per metric ton. In addition, the Company participates in a contract that allows it to purchase 36,000 metric tons per year at a price equal to the lowest price which newsprint is sold to large North America newsprint purchases, subject to quarterly adjustment. While there is no assurance that the Company and Denver newspapers will receive newsprint allocation as described above, based on current operations, management does not anticipate material changes in the allocation during fiscal year 1999.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


NEAR TERM OUTLOOK (CONTINUED)

     Based upon current and expected future operating results management believes that the Company will have sufficient cash flows from operations to fund scheduled payment of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months. In addition to cash flows from operations, Garden State has approximately $19.6 million available under a working capital facility as of the date of this report, which should be more than sufficient to fund unanticipated needs.

     The Company and its subsidiaries may, from time to time, consider strategic or targeted newspaper acquisitions and dispositions. In the event an acquisition opportunity is identified, management expects that it would be able to arrange financing on terms and conditions satisfactory to the Company to the extent current resources are insufficient.