Form 10-Q
period 1998-12-31
AFFILIATED NEWSPAPERS INVESTMENTS INC
filed 1999-02-12
CIK 918943

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from            to
                                         ----------    -----------
                      Commission File Number
                                              ----------


                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                      76-0425553
                --------                                      ----------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)

             1560 Broadway
            Denver, Colorado                                     80202
            ----------------                                     -----
 (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (303) 837-0886
                                                           ---------------
                                 NOT APPLICABLE
             (Former name, former address and former fiscal year, if
                          changed since last report.)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of February 11, 1999:

               Class B Common Stock:              173,576
               Class D Common Stock:              664,450
               Class G Common Stock:              371,960
               Class GSI Common Stock:          1,104,130
               Class N Common Stock:                  230

                INDEX TO AFFILIATED NEWSPAPERS INVESTMENTS, INC.

           REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1998

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

27 - Financial Data Schedule.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1998.


                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AFFILIATED NEWSPAPERS INVESTMENTS, INC.



Dated: February 11, 1999           By: /s/ Joseph J. Lodovic, IV
       -----------------               ---------------------------------------
                                          Joseph J. Lodovic, IV
                                          Executive Vice President,
                                          Chief Financial Officer and
                                          Duly Authorized Officer of Registrant

             AFFLIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL INFORMATION


                                                                                     PAGE
                                                                                     ----
ITEM 1.  Financial Statements:
         Condensed Consolidated Balance Sheets.....................................    6
         Unaudited Condensed Consolidated Statements of Operations.................    8
         Unaudited Condensed Consolidated Statements of Cash Flows.................    9
         Notes to Unaudited Condensed Consolidated Financial Statements............   10

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................................   14

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
                               ASSETS                                December 31,       June 30,
                                                                        1998              1998
                                                                    -------------     -------------
                                                                            (In thousands)
CURRENT ASSETS
  Cash and cash equivalents ......................................  $       --        $      999
  Accounts receivable, less allowance for doubtful accounts
    of $6,637 and $6,239 at December 31, 1998 and
    June 30, 1998, respectively ..................................      62,742            51,675
  Inventories of newsprint and supplies ..........................       9,334             7,286
  Prepaid expenses and other assets ..............................       4,603             3,475
  Income taxes receivable ........................................          --             1,687
                                                                    -------------     -------------
    Total Current Assets                                                76,679            65,122

PROPERTY, PLANT AND EQUIPMENT
  Land ...........................................................      16,471            16,658
  Buildings and improvements .....................................      62,380            61,060
  Machinery and equipment ........................................     184,664           179,670
                                                                    -------------     -------------
     Total Property, Plant and Equipment .........................     263,515           257,388
  Less accumulated depreciation and amortization .................      71,299            63,588
                                                                    -------------     -------------
     Net Property, Plant and Equipment                                 192,216           193,800

OTHER ASSETS
  Investment in Denver Newspapers, Inc. (Note 2) .................      22,594            19,671
  Investment in partnerships .....................................      17,372             7,479
  Subscriber accounts, less accumulated amortization of
    $60,320 and $53,446 at December 31, 1998 and
    June 30, 1998, respectively ..................................      99,630            98,712
  Excess of cost over fair value of net assets acquired,
    less accumulated amortization of $22,394 and $18,492
    at December 31, 1998 and June 30, 1998, respectively .........     288,691           251,196
  Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $21,939 and
    $19,846 at December 31, 1998 and June 30, 1998,
    respectively .................................................      16,548            15,810
  Other ..........................................................       7,851             7,468
                                                                    -------------     -------------
     Total Other Assets                                                452,686           400,336
                                                                    -------------     -------------
 TOTAL ASSETS                                                       $  721,581        $  659,258
                                                                    -------------     -------------
                                                                    -------------     -------------

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
               LIABILITIES AND SHAREHOLDERS' DEFICIT                 December 31,        June 30,
                                                                        1998               1998
                                                                    --------------    --------------
                                                                    (In thousands, except share data)
CURRENT LIABILITIES
  Trade accounts payable ..........................................   $   7,707           $   5,684
  Accrued liabilities .............................................      44,777              49,279
  Unearned income .................................................      14,154              14,829
  Income taxes ....................................................       1,111                  --
  Current portion of long-term debt and capital lease obligation ..      13,209               5,644
                                                                    --------------    --------------
      Total Current Liabilities ...................................      80,958              75,436

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION .......................     718,678             661,945

OTHER LIABILITIES .................................................       6,446               6,479

DEFERRED INCOME TAXES .............................................      12,967              13,015

SHAREHOLDERS' DEFICIT
  Common stock, par value $1.00 per share; authorized
    5,152,602 shares; 2,314,346 shares issued
    and outstanding ...............................................          23                  23
  Additional paid-in capital ......................................       3,611               3,611
  Deficit .........................................................    (101,102)           (101,251)
                                                                    --------------    --------------
      Total Shareholders' Deficit                                       (97,468)            (97,617)
                                                                    --------------    --------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                           $ 721,581           $ 659,258
                                                                    --------------    --------------
                                                                    --------------    --------------

      SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months                          Six Months
                                                             Ended December 31,                  Ended December 31,
                                                      -------------------------------     ---------------------------------
                                                           1998              1997              1998               1997
                                                      -------------     -------------     -------------     --------------
                                                                            (In thousands, except share data)
OPERATING REVENUES
  Advertising .....................................    $   111,170       $    79,210       $   209,234        $   150,845
  Circulation .....................................         27,385            20,235            53,686             39,838
  Other ...........................................          4,037             3,826             7,827              7,262
                                                      -------------     -------------     -------------     --------------
    TOTAL OPERATING REVENUES ......................        142,592           103,271           270,747            197,945

COST AND EXPENSES
  Cost of sales ...................................         45,355            33,334            88,388             64,941
  Selling, general, and administrative ............         60,305            42,807           118,607             85,710
  Depreciation and amortization ...................         10,918             8,470            21,207             16,507
  Interest expense ................................         19,227            15,500            37,390             29,186
  Other, (net) ....................................          1,050             7,111             1,846              7,947
                                                      -------------     -------------     -------------     --------------
    TOTAL COST AND EXPENSES .......................        136,855           107,222           267,438            204,291

GAIN ON SALE OF NEWSPAPER .........................             --            31,829                --             31,829

INCOME IN UNCONSOLIDATED SUBSIDIARY
  (Note 2) ........................................          2,320             2,183             2,923              4,061
                                                      -------------     -------------     -------------     --------------

INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY LOSS ..........................          8,057            30,061             6,232             29,544

INCOME TAX EXPENSE ................................          2,726             6,492             3,584              6,929
                                                      -------------     -------------     -------------     --------------

INCOME BEFORE EXTRAORDINARY LOSS ..................          5,331            23,569             2,648             22,615

EXTRAORDINARY LOSS (NET OF TAXES $1,134) ..........             --                --            (2,499)                --
                                                      -------------     -------------     -------------     --------------

NET INCOME ........................................    $     5,331       $    23,569       $       149        $    22,615
                                                      -------------     -------------     -------------     --------------
                                                      -------------     -------------     -------------     --------------

EARNINGS PER COMMON SHARE:
  Income before extraordinary loss ................    $      2.30       $     10.18       $      1.14        $      9.77
  Extraordinary loss ..............................             --                --             (1.08)                --
                                                      -------------     -------------     -------------     --------------
  Net income ......................................    $      2.30       $     10.18       $       .06        $      9.77
                                                      -------------     -------------     -------------     --------------
                                                      -------------     -------------     -------------     --------------

Weighted average number of shares outstanding .....      2,314,346         2,314,346         2,314,346          2,314,346
                                                      -------------     -------------     -------------     --------------
                                                      -------------     -------------     -------------     --------------

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            AFFILIATED NEWSPAPERS INVESTMENTS, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Six Months Ended December 31,
                                                                                 ---------------------------------
                                                                                    1998                 1997
                                                                                 ------------        -------------
                                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ...................................................................  $     149           $  22,615
  Adjustments to reconcile net income to net cash provided by operating
  Activities:
    Depreciation and amortization ..............................................     20,606              16,176
    Distributions less than earnings from investment in partnerships and
       unconsolidated subsidiaries .............................................     (3,483)             (4,874)
    Provision for losses on accounts receivable ................................      2,879               1,921
    Amortization of debt discount ..............................................     11,900              10,412
    Gain on sale of newspaper properties and other assets ......................         --             (31,831)
    Deferred income tax (benefit) expense ......................................         97                (206)
    Debt issuance cost and repurchase premium ..................................      3,698               6,616
    Change in operating assets and liabilities .................................    (17,592)               (890)
                                                                                 ------------        -------------
        NET CASH FLOWS FROM OPERATING ACTIVITIES ...............................     18,254              19,939

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of newspaper property and other assets ................................         --              43,000
    Purchase of newspaper properties ...........................................    (53,986)            (91,740)
    Purchase of machinery and equipment, (net) .................................     (3,890)             (3,794)
                                                                                 ------------        -------------
        NET CASH FLOWS FROM INVESTING ACTIVITIES ...............................    (57,876)            (52,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction of long-term debt ................................................    (57,991)           (253,833)
    Reduction of non-operating liabilities .....................................       (317)               (419)
    Debt  issuance cost and repurchase premium .................................     (3,698)             (6,616)
    Issuance of long-term debt .................................................    100,629             303,538
                                                                                 ------------        -------------
        NET CASH FLOWS FROM FINANCING ACTIVITIES ...............................     38,623              42,670
                                                                                 ------------        -------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                    (999)             10,075

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        999               8,944
                                                                                 ------------        -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $      --           $  19,019
                                                                                 ------------        -------------
                                                                                 ------------        -------------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                                   $  25,382           $  19,750
                                                                                 ------------        -------------
                                                                                 ------------        -------------
  Income taxes paid                                                               $       3           $   2,664
                                                                                 ------------        -------------
                                                                                 ------------        -------------

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Affiliated Newspapers Investments, Inc. ("ANI") Annual Report on Form 10-K for the year ended June 30, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ended June 30, 1999.

    The unaudited condensed consolidated financial statements include the accounts of Affiliated Newspapers Investments, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. ANI accounts for its investment in Denver Newspapers Inc. ("Denver Newspapers") using the equity method of accounting (See Note 2).

RELATED PARTY TRANSACTIONS

    MediaNews Group, Inc., an affiliate of certain of the Company's shareholders, provides management services to the Company and its subsidiaries. Related management fees are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

RECLASSIFICATION

    Certain balances for the periods ended December 31, 1997, have been reclassified to conform with the current quarterly and year to date presentation.

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

BUSINESS ACQUISITIONS

    On August 21, 1998 Garden State acquired a 50% interest in Charleston Newspapers, a joint venture, which publishes the CHARLESTON GAZETTE (morning) and Charleston DAILY MAIL (evening), six days a week and the SUNDAY GAZETTE-MAIL, under the terms of a Joint Operating Agreement ("JOA"). Charleston Newspapers has daily and Sunday circulation of approximately 90,000 and 99,000, respectively, as of September 30, 1998. The acquisition included rights to the masthead of the Charleston DAILY MAIL; thus Garden State is responsible for the editorial content of the Charleston DAILY MAIL. The acquisition price of approximately $47.0 million was funded with borrowings under Garden State's Bank Credit Agreement.

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

    Effective October 1, 1998, Garden State acquired substantially all of the assets used in the publication of the DAILY TIMES, a morning newspaper published in Farmington, New Mexico, for cash and discounted notes, with the prior owners. The newspaper has daily and Sunday paid circulation of approximately 16,700 and 18,000, respectively, at September 30, 1998. The acquisition was accounted for as a purchase; accordingly, the results of operations were included since the date of acquisition. The assets acquired and the liabilities assumed have been recorded at their estimated fair market value as of the date of acquisition. These estimates are based on management's preliminary estimate and are subject to change upon the final allocation of the purchase price. The excess of cost over fair market value of the net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 and 15 years, respectively.

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

    The following are summarized statements of operations for the six month period ended December 31, 1998 and 1997 (in thousands):

SUMMARIZED STATEMENTS OF OPERATIONS

                                               Three Months Ended         Six Months Ended
                                                  December 31,               December 31,
                                             ----------------------    -----------------------
                                                1998         1997         1998         1997
                                             ---------    ---------    ----------   ----------
Total Revenues.............................   $59,804      $59,004      $117,955     $114,043
                                             ---------    ---------    ----------   ----------
                                             ---------    ---------    ----------   ----------
Cost of Sales..............................   $31,014      $29,187       $60,703      $56,616
                                             ---------    ---------    ----------   ----------
                                             ---------    ---------    ----------   ----------
Net income.................................    $4,541       $4,313        $6,222       $8,119
                                             ---------    ---------    ----------   ----------
                                             ---------    ---------    ----------   ----------
Net income applicable to common stock......    $3,866       $3,638        $4,872       $6,769
                                             ---------    ---------    ----------   ----------
                                             ---------    ---------    ----------   ----------

    Certain balances for the three and six month periods ended December 31, 1997, have been reclassified to conform with current presentation.

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

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                       Three Months Ended          Six Months Ended
                                           December 31,               December 31,
                                     -----------------------   ------------------------
                                         1998        1997          1998       1997
                                     -----------  ----------   -----------  -----------
Total revenues...................     $ 202,396    $ 162,275     $ 388,703   $ 311,988
                                     -----------  ----------   -----------  -----------
                                     -----------  ----------   -----------  -----------
Cost of sales....................     $  76,369    $  62,521     $ 149,091   $ 121,558
                                     -----------  ----------   -----------  -----------
                                     -----------  ----------   -----------  -----------
Minority interest in income
 applicable to common stock
 of Denver Newspapers, Inc.......     $  (1,547)   $  (1,455)    $  (1,949)  $  (2,708)
                                     -----------  ----------   -----------  -----------
                                     -----------  ----------   -----------  -----------
Income (Loss)....................     $   6,006    $  24,244     $   1,499   $  23,965
                                     -----------  ----------   -----------  -----------
                                     -----------  ----------   -----------  -----------
Net income (loss) applicable
 to common stock.................     $   5,331    $  23,569     $     149   $  22,615
                                     -----------  ----------   -----------  -----------
                                     -----------  ----------   -----------  -----------

    Certain balances for the three and six month periods ended December 31, 1997, have been reclassed to conform with current presentations.

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

                     AFFILIATED NEWSPAPERS INVESTMENTS, INC.
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)

NOTE 4: LONG TERM DEBT (CONTINUED)

    The following table sets forth, after giving effect to borrowings associated with the August 21, 1998 and October 1, 1998, acquisitions previously discussed, and borrowings associated with the repurchase of 12.0% Senior Subordinated Secured Notes, the approximate expected schedule maturities of long-term debt of the Company for the fiscal years indicated, are as follows (in thousands).

             1999. . . . . . . . . . . . . . . . .    $   5,658
             2000. . . . . . . . . . . . . . . . .       12,623
             2001. . . . . . . . . . . . . . . . .       17,203
             2002. . . . . . . . . . . . . . . . .       20,562
             2003. . . . . . . . . . . . . . . . .       42,399
             Thereafter. . . . . . . . . . . . . .      625,979
                                                     -----------
                                                      $ 724,424
                                                     -----------
                                                     -----------

INTEREST RATE SWAPS

    Effective April 1, 1997, Garden State entered into a two-year interest rate swap agreement with a notional principal amount of $50.0 million and a fixed annual interest rate of 6.455%, plus the applicable spread. The Company uses interest rate swaps to manage its floating rate debt to minimize, in part, the Company's exposure to the uncertainty of floating interest rates. The Company accounts for the differences paid or received under this agreement as an adjustment to interest expense. As of December 31, 1998 and 1997, the interest rate swap had a market loss of $0.3 and $0.5 million, respectively. The Company is exposed to a credit loss related to the interest rate swap to the extent such interest rate swap has a market gain and the counterparty to the agreement fails to perform under the agreement. The Company does not anticipate that the counterparty will fail to meet its obligation due to its high credit rating.

NOTE 5: COMMITMENTS

    The Company and Denver Newspapers, through MediaNews Group, Inc., have entered into a newsprint swap agreements covering 75,000 metric tons of newsprint, which expires over the next seven to ten years. The Company uses the swaps to minimize in part, the Company's exposure to the uncertainty of future newsprint price fluctuations. Settlements are made on a monthly or quarterly basis, and vary based on the difference between the fixed contract price and the price as published in the Paper Trader (also know as the RISI index). The weighted average fixed price of newsprint under the swaps is $602 per metric ton. The Company accounts for amounts received or paid under these agreements are an adjustment to newsprint expense. The Company and Denver Newspapers also participates in fixed price newsprint contracts, which currently allow the Company and Denver Newspapers to purchase thirty pound newsprint at a weighted average price of $559 per metric ton.

NOTE 6:  SUBSEQUENT EVENTS

BUSINESS ACQUISITIONS

    In January 1999, Garden State agreed, subject to final contract negotiations, to form a partnership with the Donrey Newspapers LLC, to which Garden State will contribute its Alameda Newspaper Group, comprised of six daily newspapers published in the San Francisco Bay area; its San Gabriel Valley Newspapers, which includes three daily newspapers published in the Los Angeles area; the Times-Standard, a daily newspaper published in Eureka, California; and all the weekly publications published by these daily newspapers. Donrey Newspapers LLC will contribute its ten daily newspapers and two non-daily newspapers located in California, most of which are located in close proximity to Garden State's publications. The partnership will publish twenty daily newspapers with daily circulation of 523,000 and Sunday circulation of 487,000. The partnership will be majority owned and controlled by Garden State. The partnership is expected to be formed in Garden State's fiscal third quarter.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OPERATING RESULTS

THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

REVENUES

    Revenues increased $39.3 million or 38.1% in the second quarter of fiscal year 1999 as compared to the same quarter of fiscal year 1998. The increase in revenue was primarily attributable to, the December 16, 1997, acquisition of the PRESS-TELEGRAM; the January 29, 1997, acquisition of the DAILY NEWS; the August 21, 1998 acquisition of the 50% interest in the Charleston Newspaper joint venture; and the October 1, 1998 acquisition of the DAILY TIMES. Excluding the newspaper acquisitions and dispositions, operating revenue at the Company's remaining newspaper operations ("existing newspapers") also increased in the second quarter 1999. The increase in operating revenue at existing newspapers was driven by a 3.6% increase in advertising revenue from continued growth in classified, retail and preprint advertising.

COST OF SALES

    Cost of sales increased $12.0 million or 36.1% in the second quarter of fiscal year 1999 compared to the same quarter of fiscal year 1998. The aforementioned acquisitions caused the majority of the cost of sales increase for the quarter ended December 31, 1998. Excluding newspaper acquisitions and dispositions, cost of sales decreased approximately 1.6%.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses increased $17.5 million or 40.8% in the second quarter of fiscal year 1999 as compared to the same quarter of fiscal year 1998. The aforementioned acquisitions caused the majority of the SG&A expense increase in the second quarter of fiscal year 1999. Excluding newspaper acquisitions and dispositions, SG&A expense increased approximately 2.7%. The increase in SG&A is associated with increases in advertising expenditures, which were primarily related to ongoing efforts to increase advertising lineage.

EBITDA

    EBITDA increased $9.8 million or 36.2%. The majority of the increase was due to acquisitions; however, the Company's existing newspapers realized a 7.0% increase in EBITDA, converting over 68.0% of the increase in revenue to EBITDA. EBITDA represents total revenues less cost of sales and selling, general and administrative expense. Although EBITDA is not a measure of performance calculated in accordance with GAAP, the Company believes that EBITDA is an indicator and measurement of its leverage capacity and debt service ability.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased $2.4 million in the second quarter of fiscal year 1999 as compared to the same period of fiscal year 1998. The aforementioned acquisitions caused the majority of the increase in depreciation and amortization expense.

INTEREST EXPENSE

    Interest expense increased $3.7 million in the second quarter of fiscal year 1999 as compared to the same period in fiscal year 1998. Interest expense increased as a result of a $185.8 million increase in average debt outstanding, primarily associated with acquisitions.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING RESULTS (CONTINUED)

DENVER NEWSPAPERS - UNCONSOLIDATED SUBSIDIARY

    Net income applicable to common stock of Denver Newspapers increased $0.2 million or 6.3% in the second quarter of fiscal year 1999 compared to the same quarter of fiscal year 1998. The increase in net income applicable to common stock at Denver Newspapers was primarily the result of a $0.8 million or 1.3% increase in revenue offset by a $0.6 million or 1.0% increase in total expenses and income taxes during the same period.

OTHER EXPENSE

    Other expense decreased approximately $6.1 million in the second quarter of fiscal year 1999 as compared to the same quarter of fiscal year 1998. The decrease is primarily attributable to the Company writing off $6.6 million of fees and other cost in fiscal year 1998 associated with Garden State's issuance of $250.0 million of Senior Subordinated Notes in October, 1997.

NET INCOME

    ANI recorded net income of approximately $5.3 million in the second quarter of fiscal year 1999, as compared to an adjusted loss of $1.7 million in the second quarter of 1998 after excluding the gain on sale of newspaper and debt issuance cost discussed above. The increase in the income is primarily attributable to a $7.4 million increase in operating profit at Garden State, a $3.8 million decrease in tax expense, and a $0.1 million increase in the equity pick-up from Denver Newspapers which were partially offset by a $3.7 million increase in interest expense.

SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

REVENUES

    Revenues increased $72.8 million or 36.8% in the first six months of fiscal year 1999 as compared to the same six month period of fiscal year 1998. The increase in revenue was primarily attributable to the July 31, 1997, acquisition of THE SUN; the December 16, 1997, acquisition of the PRESS-TELEGRAM; the January 29, 1997, acquisition of the DAILY NEWS; the August 21, 1998 acquisition of the 50% interest in the Charleston Newspaper joint venture; and the October 1, 1998 acquisition of the DAILY TIMES. Excluding the newspaper acquisitions and dispositions, operating revenues at the Company's existing newspapers combined also increased in the first six months of fiscal year 1999. The increase in operating revenue at existing newspapers was driven by a 3.3% increase in advertising revenue from continued growth in classified, retail and preprint advertising.

COST OF SALES

    Cost of sales increased $23.4 million or 36.1% in the first six months of fiscal year 1999 compared to the same six month period of fiscal year 1998. The aforementioned acquisitions caused the majority of the cost of sales increase for the first six months ended December 31, 1998. Excluding newspaper acquisitions and dispositions, cost of sales was flat.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses increased $32.9 million or 38.4% in the first six months of fiscal year 1999 as compared to the same six month period of fiscal year 1998. The aforementioned acquisitions caused the majority of the SG&A expense increase in the first six months of fiscal year 1999. Excluding newspaper acquisitions and dispositions, SG&A expense increased approximately 1.7%. The increase in SG&A is associated with increases in advertising expenditures, which were primarily related to ongoing efforts to increase advertising lineage.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING RESULTS (CONTINUED)

EBITDA

    EBITDA increased $16.5 million or 34.9%. The majority of the increase was due to acquisitions; however, the Company's existing newspapers realized a 6.1% increase in EBITDA, converting over 58.0% of the increase in revenue to EBITDA.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased $4.7 million in the first six months of fiscal year 1999 as compared to the same period of fiscal year 1998. The aforementioned acquisitions caused the majority of the increase in depreciation and amortization expense.

OTHER EXPENSE

    Other expense decreased approximately $6.1 million in the first six months of fiscal year 1999 as compared to the same period of fiscal year 1998. The decrease is primarily attributable to the Company writing off $6.6 million of fees and other cost in fiscal year 1998 associated with Garden State's issuance of $250.0 million of Senior Subordinated Notes in October 1997.

INTEREST EXPENSE

    Interest expense increased $8.2 million in the first six months of fiscal year 1999 as compared to the same six month period in fiscal year 1998. Interest expense increased as a result of a $151.7 million increase in average debt outstanding, primarily associated with acquisitions.

DENVER NEWSPAPERS - UNCONSOLIDATED SUBSIDIARY

    Net income applicable to common stock of Denver Newspapers decreased $1.9 million in the first six months of fiscal year 1999 compared to the same six month period of fiscal year 1998. The decrease in net income applicable to common stock at Denver Newspapers was primarily the result of a combined $5.8 million or 5.5% increase in total expenses and income taxes that was only partially offset by a $3.9 million or 3.4% increase in revenue during the same period.

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

NET INCOME

    ANI recorded an adjusted net income of approximately $2.6 million in the first six months of fiscal year 1999 after excluding the extraordinary loss of $2.5 million, as compared to an adjusted loss of $2.6 million in the same period of fiscal year 1998, after excluding the gain on sale of newspapers and debt issuance cost. The increase in the adjusted net income income is primarily attributable to a $11.8 million increase in operating profit at Garden State and a $3.3 million decrease in tax expense which were partially offset by a $1.1 million decrease in the equity pick-up from Denver Newspapers and a $8.2 million increase in interest expense.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY

    Net cash flows from operating activities were approximately $18.2 million and $19.9 million for the six months ended December 31, 1998 and 1997, respectively. The $1.7 million decrease in cash flow from operating activities was primarily the result of a $15.7 million increase in the net change in operating assets and liabilities, primarily as a result of increases in accounts receivable and inventory related to fiscal year 1998 acquisitions, and a $5.6 million increase in interest expense paid, which were offset in part by a $16.5 million increase in operating profit, excluding depreciation and amortization, a $1.4 million change in partnership and unconsolidated subsidiary distributions and a $4.5 million reduction in tax expense.

    Net cash flows from investing activities were ($57.9) million and ($52.5) million for the six months ended December 31, 1998 and 1997, respectively. The ($5.4) million change was primarily the result of the Company spending $52.7 million on acquisitions net of dispositions in the first six months of fiscal year 1999 compared to $48.7 million for the same six month period of fiscal year 1998.

    Net cash flows from financing activities were $38.6 million and $42.7 million for the six months ended December 31, 1998 and 1997, respectively. The change of approximately ($4.1) million was primarily attributable to the Company borrowing a net $42.6 million in the first six months of fiscal 1999, compared to a net borrowing of $49.7 million in fiscal 1998. The net increase in borrowing in each year were primarily associated with the previously discussed acquisitions. The change of approximately ($2.9) million in debt issuance cost and repurchase premiums also contributed to the change.

LIQUIDITY

    After giving effect to the repurchase of $36.0 million of Senior Subordinated Secured Notes, the recent acquisitions, and a $75.0 million voluntary commitment reduction in February 1999, Garden State has $74.3 million available for future borrowings under its Bank Credit Agreement, net of approximately $3.5 million in outstanding letters of credit. Approximately $60.1 million of the availability under the Bank Credit Agreement is available solely for future business acquisitions.

    The purchase of Garden State's Class A common stock and the Series A and C preferred stock by ANI, in May 1994, was financed with debt issued by ANI. The repayment of ANI's debt, which does not have scheduled interest payments until January 1, 2000, is in part dependent upon Garden State's ability to pay dividends to ANI. Garden State's debt agreements discussed above prohibit the payment of dividends to ANI prior to June 30, 1999. ANI `s Senior Discounted Debentures and the remaining Garden State Senior Subordinated Secured Notes can be called beginning on July 1, 1999 at 106.75% and 107.5%, respectively. Based on the current interest rate environment, ANI and Garden State expects to repurchase the remaining Senior Discount Debentures and the remaining Garden State Senior Subordinated Secured Notes on or before July 1, 1999.

    The Company currently generates sufficient cash flow to meet its capital expenditure and debt service requirements. Such debt service requirements increase substantially in fiscal year 2000 as a result of interest on its Senior Discount Debentures becoming current and payable on a semi-annual basis. However, as discussed above, the Company expects to call or repurchase certain bonds on or before July 1, 1999, which combined with the bonds already repurchased, is expected to reduce annual interest expense in excess of $14.0 million.

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

DENVER NEWSPAPERS - UNCONSOLIDATED SUBSIDIARY

    Denver Newspapers is well capitalized and currently produces cash flows significantly in excess of its capital expenditure and debt service requirements; accordingly, management does not anticipate making any additional capital contributions to Denver

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

Newspapers. Denver Newspapers' revolving credit facility and shareholder agreement prohibit the payment of common stock dividends to ANI until the revolving credit facility and the 9% preferred stock have been prepaid in full. In accordance with Denver Newspapers second amended and restated certificate of incorporation, Denver Newspapers' preferred stock is mandatorily redeemable on the earlier of (a) July 1, 1999, (b) the date on which such redemption is permissible under Denver Newspapers' credit agreement, (c) the date on which Denver Newspapers ceases to own directly at least 51% of all the outstanding capital stock of the Denver Post Company,
(d) the date on which Denver Newspapers, directly or indirectly, causes or permits the Denver Post Company to dispose of substantially all of the assets of the Denver Post Company. The Denver Post previously extended the maturity of its Bank Credit Agreement to July 1, 2000, which prohibits the redemption of the 9% preferred stock prior to its expiration. In conjunction with such extension, the holder of the 9% preferred stock waived its right to have its preferred stock redeemed prior to July 1, 2000. Accordingly, Denver newspapers is not obligated to redeem the 9% preferred stock until the earlier of a) the retirement of the Denver Post Bank Credit Agreement or b) July 1, 2000. At December 31, 1998, Denver Newspapers had $19.4 million available under its revolving credit facility, net of $1.6 million in outstanding letters of credit.

NEAR TERM OUTLOOK

    The September 1998 price increase, which would have increased 30 pound newsprint to $640 per metric ton, failed to take hold. Instead newsprint prices have been declining and in January 1999, average $570 per metric ton for North American newsprint. Contributing to the decline in prices was the settlement of the Abitibi-Consolidated (largest newsprint vendor in North America) strike in December, 1998, and the continued flow of imported newsprint from Asia. Prices may continue to decline as newsprint producer's inventories are expected to grow in the near term and Asian suppliers continue to sell newsprint at prices well below $570 per metric ton. To minimize the influence of newsprint price fluctuations the Company and MediaNews Group entered into fixed price newsprint contracts and newsprint swap agreements, covering the Company and Denver Newspapers. These contracts expire over the next twelve months to ten years. The weighted average rate for newsprint under both the fixed price contracts and the newsprint swap is $570 per metric ton. In addition to the fixed price contracts, the Company also participates in a contract that allows it to purchase 36,000 metric tons per year at a price equal to the lowest price which newsprint is sold to large North America newsprint purchases, subject to quarterly adjustment.

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

IMPACT OF YEAR 2000

    The year 2000 issue results from computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure, disruption of operations, and/or a temporary inability to conduct normal business activities. Based on a recent assessment, the Company currently believes that with modifications to existing software and conversions to new software already scheduled to occur, the year 2000 issue will not pose significant operational problems. If such modifications and conversions are not made, or are not completed in a timely manner, the year 2000 issue could have a material impact on operations.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

IMPACT OF YEAR 2000 (CONTINUED)

    The Company's newspapers have completed the process of identifying computer systems that require modification or replacement and have begun the systematic replacement or modification of all its computer systems which are not year 2000 compliant. In addition, the Company has initiated communications with its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to resolve their own year 2000 issues. The Company believes the necessary modifications and replacement of computer systems will be completed by the end of the first quarter of its fiscal year 2000, and thus no contingency plan has been developed.

    The Company estimates that the remaining cost of modifying or replacing its computer systems, which are not year 2000 compliant, will be approximately $4.0 million. The year 2000 compliance cost is based on management's best estimate and actual results could differ from those anticipated.